Form 10QSB
period 2007-03-31
GD Conference Center, Inc
filed 2007-06-06
CIK 1393044

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of

The Securities Act of 1934

For the Period ended March 31, 2007

Commission File Number 333-141993

GD Conference Center, Inc.

(Name of small business issuer in its charter)

Delaware 20-5134664

(State of incorporation) (Employer ID Number)

430 Loma Media Road

Santa Barbara, CA 93103

(805) 680-5379

(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No X

There were 1,054,000 shares of Common Stock outstanding as of May 31, 2007.

ITEM 1. FINANCIAL INFORMATION.

GD CONFERENCE CENTER INC.

(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2007

(UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheet at March 31, 2007
3
Statement of Operations for the Three Months Ended March 31, 2007
and for the Period from June 19, 2006 (Inception) through March 31, 2007	4

Statement of Stockholders’ Equity for the Three Months Ended March 31, 2007
and for the Period from June 19, 2006 (Inception) through March 31, 2007	5

Statement of Cash Flows for the Three Months Ended March 31, 2007
and for the Period from June 19, 2006 (Inception) through March 31, 2007	6

Notes to the Financial Statements	7 to 9

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

March 31, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$ 5,964

Total Current Assets	5,964

PROPERTY AND EQUIPMENT, net	17,571

TOTAL ASSETS	$ 23,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$ 6,500
Total Current Liabilities	6,500

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-

Common stock at $0.0001 par value; 20,000,000 shares authorized; 1,054,000 shares issued and outstanding	105
Additional paid-in capital	53,995
Deficit accumulated during development stage	(37,065)
Total Stockholders’ Equity	17,035

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 23,535

See accompanying notes to the financial statements.

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(UNAUDITED)

	For the Three Months Ended	For the Period from June 19, 2006 (Inception) through
	March 31	March 31
	2007	2007

Operating expenses:
General and administrative	$ 9,668	$ 36,265
Total operating expenses	9,668	36,265

Operating loss	(9,668)	(36,265)

Income taxes	-	800

Net loss	($ 9,668)	($ 37,065)

Net loss per common share - basic and diluted	($ 0.01)	($ 0.04)

Weighted average number of common shares outstanding - basic and diluted	1,042,277	1,021,159

See accompanying notes to the financial statements.

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders Equity

For the Three Months Ended March 31, 2007 and for the Period from June 19, 2006 (Inception) through March 31, 2007

(UNAUDITED)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total

Balance, June 19, 2006 (Inception)	-	$ -	$ -	$ -	$ -
Issuance of common stock for cash ($0.001 per share)	1,000,000	100	-	-	100

Issuance of common stock for cash ($1.00 per share; July 1, 2006 through December 31, 2006)	30,000	3	29,997	-	30,000

Net loss	-	-	-	(27,397)	(27,397)

Balance, December 31, 2006	1,030,000	103	29,997	(27,397)	2,703

Issuance of common stock for cash ($1.00 per share; January 1, 2007 through March 31, 2007)	24,000	2	23,998	-	24,000

Net loss	-	-	-	(9,668)	(9,668)

Balance, March 31, 2007	1,054,000	$ 105	$ 53,995	$ (37,065)	$ 17,035

See accompanying notes to the financial statements.

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(UNAUDITED)

	For the Three Months Ended	For the Period from June 19, 2006 (Inception) through
	March 31	March 31
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($ 9,668)	($ 37,065)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	429	429
Changes in assets and liabilities:
Accrued expenses and other current liabilities	(13,329)	6,500
Net Cash Used In Operating Activities	(22,568)	(30,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,000)	(18,000)
Net Cash Used In Investing Activities	(18,000)	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	24,000	54,100
Net Cash Provided By Financing Activities	24,000	54,100

NET INCREASE(DECREASE) IN CASH	(16,568)	5,964

CASH AT BEGINNING OF PERIOD	22,532	-
CASH AT END OF PERIOD	$ 5,964	$ 5,964

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$ -	$ -
Income tax	$ -	$ 800

See accompanying notes to the financial statements.

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

March 31, 2007

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

GD Conference Center, Inc. (a development stage company) (GD Conference or the company) was incorporated on June 19, 2006 under the laws of the State of Delaware. GD Conference plans to engage in telephonic conferencing services to businesses, organizations and individuals in North America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to general and administrative expenses as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five to seven years. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Fair value of financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Revenue recognition

The Company will recognize revenue when the service is rendered, the amount earned is fully determinable and realizable, and collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2007.

Impact of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132® (SFAS 158) . SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to enter the teleconferencing business by offering a value added service; however, the Company has not yet acquired the necessary equipment or begun operations. Its activities as of March 31, 2007 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $37,065 at March 31, 2007 and had a net loss and cash used in operations of $37,065 and $30,136, respectively, with no revenue for the period from June 19, 2006 (inception) through March 31, 2007.

While the Company is attempting to increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2007, property and equipment consisted of the following:

Estimated Life
Equipment	7	$18,000
Less: Accumulated depreciation	(429)
$17,571

Depreciation expense is included in the statements of operations. For the three months ended March 31, 2007, depreciation expense was $429.

NOTE 5 – STOCKHOLDERS EQUITY

The Company was incorporated on June 19, 2006. On June 30, 2006 the Company issued 1,000,000 shares of its common stock to its founders at their par value of $0.0001 per share. For the period from July 1, 2006 through December 31, 2006, the Company sold 30,000 shares of its common stock in a private placement at $1.00 per share to 16 individuals.  For the period from January 1, 2007 through March 31, 2007, the Company sold 24,000 shares of its common stock at $1.00 per share for $24,000 to 24 individuals.

NOTE 6 – RELATED PARTY TRANSACTION

The Company has been provided office space by its Chief Executive Officer at no cost.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

(1) Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

We were organized in June 2006 and our business had not become operational or recognized any revenue through March 31, 2007. The Company’s activities to date have involved raising capital and seeking to become a fully reporting public company quoted on the NASDAQ Over the Counter Bulletin Board based on management’s belief that achieving that goal would enable it to raise significant additional capital required to make the Company’s planned business of providing enhanced conference calling services operational,.

(2) Results of Operations

For the quarters ended March 31, 2007 the company had $0 of revenues and a loss of $9,668.. The loss was the result of the payment of $9,668 in fees and expenses during the period.

Liquidity

The Company had $5,964 of available cash as of March 31, 2007. To the extent these funds are inadequate for its needs, the company will rely on advances from its controlling shareholders for required funds for regulatory, accounting and legal matters.

Recent Accounting Pronouncements

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company’s financial position or reported results of operations.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (consisting of 2 persons) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15). Based on management's evaluation, it was concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5. Other Information

None.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings: None

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

a.	None
b.	Not Applicable.
c.	There were no Company repurchases of equity securities during the period covered by this Form 10-QSB.

ITEM 3. Defaults Upon Senior Securities: None

ITEM 4. Submission of Matters to a Vote of Shareholders:

None, except that the Issuer's 2004 Non-Statutory Stock Option Plan was adopted by its Board of Directors and approved by the requisite number of holders of the issued and outstanding common stock of the Issuer both as of November 13, 2004.

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1	Sec 906 Certification of Principal Executive Officer and Principal Financial Officer

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 5, 2007

Santa Barbara, California

GD Conference Center, Inc.

(Registrant)

/s/ Peter Destler

------------------------------------------

Peter Destler, President