Form 10QSB/A
period 2007-03-31
GD Conference Center, Inc
filed 2007-08-03
CIK 1393044

GD CONFERENCE CENTER 10QSB 03/31/07

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No

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

Dated: August 3, 2007

Santa Barbara, California

GD Conference Center, Inc.

(Registrant)

/s/ Peter Destler

------------------------------------------

Peter Destler, President