Form 10QSB
period 2007-06-30
GD Conference Center, Inc
filed 2007-08-15
CIK 1393044

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of

The Securities Act of 1934

For the Period ended June 30, 2007

Commission File Number 333-141993

GD Conference Center, Inc.

(Name of small business issuer in its charter)

Delaware 20-5134664

(State of incorporation) (Employer ID Number)

430 Loma Media Road

Santa Barbara, CA 93103

(805) 680-5379

(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

There were 1,054,000 shares of Common Stock outstanding as of August 14, 2007.

TABLE OF CONTENTS.

2

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2007

(UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheet at June 30, 2007	F-2

Statement of Operations for the Six Months Ended June 30, 2007, for the Period from June 19, 2006 (Inception)
through June 30, 2006 and for the Period from June 19, 2006 (Inception) through June 30, 2007	F-3

Statement of Operations for the Three Months Ended June 30, 2007 and for the Period from June 19, 2006
(Inception) through June 30, 2006	F-4

Statement of Stockholders’ Equity for the Six Months Ended June 30, 2007 and for the Period from June 19,
2006 (Inception) through June 30, 2007	F-5

Statement of Cash Flows for the Six Months Ended June 30, 2007, for the Period from June 19, 2006
(Inception) through June 30, 2006 and for the Period from June 19, 2006 (Inception) through June 30, 2007	F-6

Notes to the Financial Statements	F-7 to F-9

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

June 30, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$ 954

Total Current Assets	954

PROPERTY AND EQUIPMENT, net	16,929

TOTAL ASSETS	$ 17,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$ 4,000
Total Current Liabilities	7,000

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-

Common stock at $0.0001 par value; 20,000,000 shares authorized; 1,054,000 shares issued and outstanding	105
Additional paid-in capital	53,995
Deficit accumulated during development stage	(40,217)
Total Stockholders’ Equity	10,883

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 17,883

See accompanying notes to the financial statements.

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(UNAUDITED)

	For the Three Months Ended	For the Period from June 19, 2006 (Inception) through
	June 30,	June 30,
	2007	2006

Operating expenses:
General and administrative	$ 3,152	$ -
Total operating expenses	3,152	-

Operating loss	(3,152)	-

Income taxes	-	-

Net loss	($ 3,152)	$ -

Net loss per common share – basic and diluted	($ 0.00)	-

Weighted average number of common shares outstanding – basic and diluted	1,054,000	1,000,000

See accompanying notes to the financial statements.

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(UNAUDITED)

	For the Six Months Ended	For the Period from June 19, 2006 (Inception) through	For the Period from June 19, 2006 (Inception) through
	June 30	June 30	June 30
	2007	2006	2007

Operating expenses:
General and administrative	$ 12,820	$ -	$ 39,417
Total operating expenses	12,820	-	39,417

Operating loss	(12,820)	-	(39,417)

Income taxes	-	-	800

Net loss	($ 12,820)	$ -	($ 40,217)

Net loss per common share – basic and diluted	($ 0.01)	$ -	($ 0.04)

Weighted average number of common shares outstanding – basic and diluted	1,048,172	1,000,000	1,032,522

See accompanying notes to the financial statements.

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2007 and for the Period from June 19, 2006 (Inception) through June 30, 2007

(UNAUDITED)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total

Balance, June 19, 2006 (Inception)	-	$ -	$ -	$ -	$ -
Issuance of common stock for cash ($0.001 per share)	1,000,000	100	-	-	100

Issuance of common stock for cash ($1.00 per share; July 1, 2006 through December 31, 2006)	30,000	3	29,997	-	30,000

Net loss	-	-	-	(27,397)	(27,397)

Balance, December 31, 2006	1,030,000	103	29,997	(27,397)	2,703

Issuance of common stock for cash ($1.00 per share; January 1, 2007 through June 30, 2007)	24,000	2	23,998	-	24,000

Net loss	-	-	-	(12,820)	(12,820)

Balance, June 30, 2007	1,054,000	$ 105	$ 53,995	$ (40,217)	$ 13,883

See accompanying notes to the financial statements.

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(UNAUDITED)

	For the Six Months Ended	For the Period from June 19, 2006 (Inception) through	For the Period from June 19, 2006 (Inception) through
	June 30	June 30	June 30
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($ 12,820)	$ -	($ 40,217)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,071	-	1,071
Changes in assets and liabilities:
Accrued expenses	(15,829)	-	4,000
Net Cash Used in Operating Activities	(27,578)	-	(35,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,000)	-	(18,000)
Net Cash Used in Investing Activities	(18,000)	-	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	24,000	106	54,100
Net Cash Provided by Financing Activities	24,000	106	54,100

NET INCREASE (DECREASE) IN CASH	(21,578)	106	954

CASH AT BEGINNING OF PERIOD	22,532	-	-
CASH AT END OF PERIOD	$ 954	$ -	$ 954

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$ -	$ -	$ -
Income tax	$ -	$ -	$ 800

See accompanying notes to the financial statements.

GD CONFERENCE CENTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

June 30, 2007

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

GD Conference Center, Inc. (a development stage company) (“GD Conference” or the “Company”) was incorporated on June 19, 2006 under the laws of the State of Delaware. GD Conference plans to engage in telephonic conferencing services to businesses, organizations and individuals in North America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto contained in Form SB-2 as filed with the Securities and Exchange Commission on April 10, 2007, which was declared effective on April 20, 2007. Interim results are not necessarily indicative of the results for a full year.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7,Accounting and Reporting by Development Stage Enterprises. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2007.

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

In September 2006, FASB issued SFAS No. 158,Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159,The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to enter the teleconferencing business by offering a value added service; however, the Company has not yet acquired the necessary equipment or begun operations. Its activities as of June 30, 2007 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $40,217 at June 30, 2007 and had a net loss and cash used in operations of $40,217 and $35,146, respectively, with no revenue for the period from June 19, 2006 (inception) through June 30, 2007.

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

NOTE 4 – PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consisted of the following:

	Estimated Life
Equipment	7	$18,000
Less: Accumulated depreciation		(1,071)
		$16,929

Depreciation expense is included in the statements of operations. For the six months ended June 30, 2007, depreciation expense was $1,071.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company was incorporated on June 19, 2006. On June 30, 2006 the Company issued 1,000,000 shares of its common stock to its founders at par value of $0.0001 per share. For the period from July 1, 2006 through December 31, 2006, the Company sold 30,000 shares of its common stock in a private placement at $1.00 per share to 16 individuals.  For the period from January 1, 2007 through June 30, 2007, the Company sold 24,000 shares of its common stock at $1.00 per share for $24,000 to 24 individuals.

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

(2) Results of Operations

For the quarter ended June 30, 2007 the company had $0 of revenues and a loss of $3,152. The loss was the result of the payment of $3,152 in fees and expenses during the period.

Liquidity

The Company had $954 of available cash as of June 30, 2007. To the extent these funds are inadequate for its needs, the Company will rely on advances from its controlling shareholders for required funds for regulatory, accounting and legal matters.

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

3

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

None.

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1	Sec 906 Certification of Principal Executive Officer and Principal Financial Officer

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period covered by this report.

4

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 14, 2007

Santa Barbara, California

GD Conference Center, Inc.

(Registrant)

/s/ Peter Destler

------------------------------------------

Peter Destler, President

5