Form 10QSB
period 2007-09-30
GD Conference Center, Inc
filed 2007-11-14
CIK 1393044

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of

The Securities Act of 1934

For the Period ended September 30, 2007

Commission File Number 333-141993

Petrocorp Inc.

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

There were 5,270,000 shares of Common Stock outstanding as of November 13, 2007.

ITEM 1. FINANCIAL INFORMATION.

On October 19, 2007, the Company affected a five for one forward stock split. All share and per share numbers set forth in this report have been adjusted to reflect the stock split.

PETROCORP INC.

(FORMERLY GD CONFERENCE CENTER, INC.)

(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2007

(UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

Contents     Page(s)

Balance Sheet at September 30, 2007	3

Statement of Operations for the Nine Months Ended September 30, 2007, for

the Period from June 19, 2006 (Inception) through September 30, 2006 and

for the Period from June 19, 2006 (Inception) through September 30, 2007	4

Statement of Operations for the Three Months Ended September 30, 2007

and for the Period from June 19, 2006 (Inception) through September 30, 2006	5

Statement of Stockholders’ Deficit for the Nine Months

Ended September 30, 2007 and for the Period from June 19, 2006 (Inception) through

September 30, 2007	6

Statement of Cash Flows for the Nine Months Ended September 30, 2007,

for the Period from June 19, 2006 (Inception) through September 30, 2006

and for the Period from June 19, 2006 (Inception) through September 30, 2007	7

Notes to the Financial Statements	8 to 13

PETROCORP INC.
(FORMERLY GD CONFERENCE CENTER, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$350,336

Total Assets	$350,336

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$3,000
Note payable - stockholder	350,000
Due to stockholder	3,000

Total Current Liabilities	356,000

STOCKHOLDERS' DEFICIT:
Preferred stock $.0001 par value: 1,000,000 shares authorized;
none issued and outstanding	-
Common stock $.0001 par value: 100,000,000 shares authorized;
5,270,000 shares issued and outstanding	527
Additional paid-in capital	53,573
Deficit accumulated during development stage	(59,764)

Total Stockholders' Deficit	(5,664)

Total Liabilities and Stockholders' Deficit	$350,336

See accompanying notes to the financial statements.

PETROCORP INC.
(FORMERLY GD CONFERENCE CENTER, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(UNAUDITED)
		For the Period from	For the Period from
	For the Nine Months	June 19, 2006	June 19, 2006
	Ended	(Inception) through	(Inception) through
	September 30, 2007	September 30, 2006	September 30, 2007

OPERATING EXPENSES:
General and administrative expenses	$15,438	$2,488	$42,035
Impairment of equipment	16,929	-	16,929

Total operating expenses	32,367	2,488	58,964

LOSS FROM OPERATIONS	(32,367)	(2,488)	(58,964)

INCOME TAXES	-	-	800

NET LOSS	$(32,367)	$(2,488)	$(59,764)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)

Weighted Common Shares Outstanding - basic and diluted	5,250,679	5,150,000	5,184,224

See accompanying notes to the financial statements.

PETROCORP INC.
(FORMERLY GD CONFERENCE CENTER, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006

OPERATING EXPENSES:
General and administrative expenses	$2,618	$2,488
Impairment of equipment	16,929	-

Total operating expenses	19,547	2,488

LOSS FROM OPERATIONS	(19,547)	(2,488)

INCOME TAXES	-	-

NET LOSS	$(19,547)	$(2,488)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted Common Shares Outstanding - basic and diluted	5,270,000	5,150,000

See accompanying notes to the financial statements.

PETROCORP INC.
(FORMERLY GD CONFERENCE CENTER, INC.)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from June 19, 2006 (Inception) through September 30, 2007

(UNAUDITED)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Balance, June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash	5,000,000	500	(400)	-	100
($0.0001 per share)

Issuance of common stock for cash ($1.00 per share -	150,000	15	29,985	-	30,000
July 1, 2006 through December 31, 2006)

Net loss				(27,397)	(27,397)

Balance, December 31, 2006	5,150,000	515	29,585	(27,397)	2,703

Issuance of common stock for cash ($1.00 per share -	120,000	12	23,988	-	24,000
January 1, 2007 through September 30, 2007)

Net loss				(32,367)	(32,367)

Balance, September 30, 2007	5,270,000	$527	$53,573	$(59,764)	$(5,664)

See accompanying notes to the financial statements.

PETROCORP INC.
(FORMERLY GD CONFERENCE CENTER, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period from	For the Period from
	For the Nine Months	June 19, 2006	June 19, 2006
	Ended	(Inception) through	(Inception) through
	September 30, 2007	September 30, 2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,367)	$(2,488)	$(59,764)

Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation expense	1,071	-	1,071
Impairment of equipment	16,929	-	16,929
Changes in operating assets and liabilities:
Accrued expenses	(16,829)	-	(16,829)

NET CASH USED IN OPERATING ACTIVITIES	(31,196)	(2,488)	(58,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,000)	-	(18,000)

NET CASH USED IN INVESTING ACTIVITIES	(18,000)	-	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - stockholder	350,000	-	350,000
Payment received from stockholder	3,000	-	3,000
Proceeds from sale of common stock	24,000	21,101	45,101

NET CASH PROVIDED BY FINANCING ACTIVITIES	377,000	21,101	398,101

NET INCREASE IN CASH	327,804	18,613	321,508

Cash at beginning of period	22,532	-	-

Cash at end of period	$350,336	$18,613	$321,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

PETROCORP INC.

(FORMERLY GD CONFERENCE CENTER, INC.)

(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

September 30, 2007

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Petrocorp Inc. (formerly GD Conference Center, Inc.) (a development stage company) (“Petrocorp”, the “Company”, or “Registrant”) was incorporated on June 19, 2006 under the laws of the State of Delaware. The Company planned to engage in telephonic conferencing services to businesses, organizations and individuals in North America and a substantial portion of the Company’s activities were involved developing a business plan and establishing contacts and visibility in that marketplace. The Company had made efforts to acquire additional capital, but these were not successful.

Due to capital constraints and because its executives could no longer serve the Company without being compensated, the Company decided to change direction and enter the oil and gas sector when the Company came across an opportunity to enter into oil and gas farm out agreements with James Fitzsimons.

On September 20, 2007, the Company entered into three (3) separate oil and gas farm out agreements (“Agreements”) with James Fitzsimons. The Agreements represent leasehold properties totaling approximately 980 gross acres located in Okfuskee County, Oklahoma. Pursuant to the terms of the Agreements, the Company acquired the right to earn 22 oil and gas leases. The Company obtained the right to earn each of the oil and gas leases in exchange for the Company agreeing to begin to drill a test well in each region of the specific oil and/or gas lease on or before certain specified dates through December 31, 2008, prepare specified reports and conduct certain production tests. In connection with the Company’s completion of the Agreements, James Fitzsimons became a director on September 20, 2007. Also on September 20, 2007, Mr. Fitzsimons purchased 4,450,000 of the Company’s shares from certain stockholders, resulting in him owning approximately 84.5% of the Company’s issued and outstanding common stock, for $454,000 and his agreement to enter into the farm out agreements with the Company.

On October 19, 2007, the Company filed a certificate of amendment to its certificate of incorporation changing the Company’s name to “Petrocorp Inc.” and effected a five for one forward stock split which increased the authorized common stock to 100,000,000 at $0.0001 par value. The number of shares of preferred stock, par value $0.0001 per share which the Registrant is authorized to issue has not been changed by the Amendment. All references to share and per share data in the accompanying unaudited financial statements and related notes have been adjusted retroactively to reflect the forward stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP)

for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto contained in Form SB-2 as filed with the United States Securities and Exchange Commission (“SEC”) on April 10, 2007, which was declared effective on May 10, 2007. Interim results are not necessarily indicative of the results for a full year.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to general and administrative expenses as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) to seven (7) years. Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful life, whichever is shorter. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected un-discounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those long-lived assets. Fair value is generally determined using the long-lived asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book value of the long-lived assets is depreciated over the newly determined remaining estimated useful lives. The Company determined that there were $16,929 impairment charges on property and equipment based on management’s evaluation for the nine month period ended September 30, 2007.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash, due to stockholder, note payable to stockholder and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Revenue recognition

The Company will recognize revenue when the service is rendered, the amount earned is fully determinable and realizable, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2007.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109 “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5 “Accounting for Contingencies”. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, the FASB issued FASB Statement No. 158“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intended to enter the teleconferencing business by offering a value added service; however, the Company has not acquired the necessary equipment or begun operations. Its activities as of September 30, 2007 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $59,764 at September 30, 2007 and had a net loss and cash used in operations of $32,367 and $31,196, respectively, for the nine months ended September 30, 2007 with no revenue since inception.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consisted of the following:

Telecommunication equipment	$18,000
Less: Accumulated depreciation	(1,071)
16,929
Less: Impairment of equipment (ii)	(16,929)

$-

1.	Depreciation expense

Depreciation expense is included in the statements of operations. For the nine months ended September 30, 2007, depreciation expense was $1,071.

•	Impairment of telecommunication equipment

On September 20, 2007, the Company decided to change the direction of its efforts from telephonic conferencing services to the oil and gas sector when the Company came across an opportunity to enter into oil and gas farm out agreements with James Fitzsimons. The

Company determined that there was $16,929 of impairment charges on equipment based on management’s evaluation for the nine month period ended September 30, 2007.

NOTE 5 – NOTE PAYABLE - STOCKHOLDER

Note payable – stockholder is unsecured, non-interest bearing, and payable on demand.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company was incorporated on June 19, 2006. On September 30, 2006 the Company issued 5,000,000 shares of its common stock to its founders at par value of $0.0001 per share. For the period from July 1, 2006 through December 31, 2006, the Company sold 150,000 shares of its common stock in a private placement at $0.20 per share to 16 individuals. For the period from January 1, 2007 through September 30, 2007, the Company sold 120,000 shares of its common stock at $0.20 per share for $24,000 to 24 individuals.

NOTE 7 – RELATED PARTY TRANSACTION

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

We were organized in June 2006 and our business had not become operational or recognized any revenue through September 30, 2007. The Company’s activities to that date had involved raising capital and seeking to become a fully reporting public company quoted on the NASDAQ Over the Counter Bulletin Board based on management’s belief that achieving that goal would enable it to raise significant additional capital required to make the Company’s planned business of providing enhanced conference calling services operational. On September 20, 2007, the Company acquired the right to earn 22 oil and gas leases pursuant to farm-out agreements which require the Company to begin to drill certain oil and/or gas wells before certain specified date prior to December 31, 2008 .

(2) Results of Operations

For the quarter ended September 30, 2007 the company had $0 of revenues and a loss of $2,488. The loss was the result of the payment of $2,488 in fees and expenses during the period.

Liquidity

The Company had $350,336 of available cash as of September 30, 2007. Included in cash are $350,000 of proceeds from a loan made to the Company by its majority shareholder, James Fitzsimons, in the amount of $350,000. The proceeds of this loan are sufficient to fund the Company’s initial obligations under the farm-out agreements..

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

REPORTS ON FORM 8-K

The Company filed a Current report on Form 8-K, dated September 20, 2007, relating, among other things, to the acquisition of its shares by James Fitzsimons and the commencement of its oil and gas exploration business.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 13, 2007

Santa Barbara, California

GD Conference Center, Inc.

(Registrant)

/s/ Peter Destler

------------------------------------------

Peter Destler, President