Form 10KSB
period 2007-12-31
GD Conference Center, Inc
filed 2008-04-11
CIK 1393044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:	333-141993

Petrocorp Inc.

(Exact name of registrant as specified in its charter)

DELAWARE 20-5134664

State or other jurisdiction of (I.R.S. employer

incorporation or organization identification no.)

1065 Dobbs Ferry Road, White Plains, New York	10607
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (914) 674-4373

Securities Registered pursuant to Section 12(b) of the Act:

______	Title of each class	Name of each exchange where registered

_____None	Not applicable

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of March 20, 2008 was $8,540,000.

There were 5,670,000 shares of common stock outstanding as of March 20, 2008.

Documents Incorporated by Reference:	None

PETROCORP INC.

FORM 10-KSB

-I-

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” or similar expressions used in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

●	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;
●	uncertainties about the estimates of reserves;

●	our ability to increase our production and oil and natural gas income through exploration and development;
●	the number of well locations to be drilled and the time frame within which they will be drilled;

●	the timing and extent of changes in commodity prices for natural gas and crude oil;
●	domestic demand for oil and natural gas;

●	drilling and operating risks;
●	the availability of equipment, such as drilling rigs and transportation pipelines;

●	changes in our drilling plans and related budgets;
●	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

●	other factors discussed under Item 1A Risk Factors with the heading “Risks Related To Our Business”.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

PART I

References to “us”, “we” and “our” in this report refer to Petrocorp Inc. together with its subsidiary.

Item 1.	Business

BACKGROUND

We were incorporated as GD Conference Center, Inc. under the laws of Delaware on June 16, 2006. Prior to September 2007, the Company’s business model provided telephonic conferencing services to businesses, organizations and individuals in North America. Due to capital constraints and because its executives could no longer serve the Company without compensation, the Company decided to change directions.

On September 20, 2007, the Company entered into three separate oil and gas farm out agreements with James Fitzsimons. The farm outs represent leasehold properties totaling 980 gross acres located in Okfuskee County, Oklahoma. Pursuant to the agreement terms, the Company acquired the right to earn 22 oil and gas leases. The Company earns each oil and gas lease in exchange for the Company agreeing to drill a test well in each region of the leases on or before December 31, 2008; prepare specified reports and conduct certain production tests. Mr. Fitzsimons also purchased 4,450,000 shares of the Company’s common stock from certain shareholders, resulting in him owning 84.5% of the Company’s outstanding shares for $454,000 Mr. Fitzsimons was elected a director of the Company.

On October 19, 2007, the Company amended its certificate of incorporation changing its name to “Petrocorp Inc.” and effected a five for one forward stock split which increased the authorized common stock to 100,000,000 shares at $0.0001 par value. The Company’s authorized preferred stock was not changed by this Amendment.

On December 27, 2007, the Company sold 200,000 shares of its common stock to one investor at $2.50 per share (an aggregate of $500,000). On March 18, 2008, the Company sold 200,000 shares of its common stock to one investor at $5.00 per share (an aggregate of $1,000,000). The shares were sold in transactions exempt from registration under Regulation S of the Securities Act of 1933, as amended

We are an exploration stage Company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties. Our office is located at 1065 Dobbs Ferry Road, White Plains, NY 10607 and our telephone number is (914) 674-4373. We do not maintain a web-site.

CURRENT ACTIVITIES

Our plan of operation is to conduct exploration work on each of our current and future properties in order to ascertain whether any of them possess commercially exploitable quantities of oil and gas reserves. There is no assurance that a commercially viable oil and gas reserve exists on any of our current and future properties, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility for our future exploration is determined. To date, we do not know if any economically viable oil and gas reserves exist on any of our current or future properties and there is no assurance that we will discover any.

Oklahoma

The Oklahoma leases are near oil and gas fields with proved developed production and within the general area of the "Woodford shale play," however, the Company has not yet conducted detailed geological mapping of the leases and does not make any representations as to their future production, if any.

Each Oklahoma farm out agreement contains the following principal terms:

•We must commence drilling an oil and gas test well on any legal location within any drilling and spacing unit established by the Oklahoma Corporation Commission which includes all or part of the leasehold acreage that is the subject of each farm out agreement by December 31, 2008. If we do not drill a test well by the deadline date indicated, we forfeit our farm out interest in the leased land. There is no other penalty if we fail to drill such a well;

•We must drill each test well and conduct due diligence in a workmanlike manner to a depth sufficient to thoroughly test common sources of supply defined within any established drilling and spacing unit; and,

•Upon completion of the test well, James Fitzsimons shall execute an assignment of the leasehold acreage that is subject to the farm out agreement for the portion of the lease included in the drilling and spacing unit, retaining the difference between the base royalty and 75%, delivering to us a 75% net revenue interest.

All of the farm out agreements, which have been filed as exhibits to our current report, dated September 20, 2007, were prepared using an industry standard Form 635. A schedule of the oil and gas lease agreements is attached as an exhibit to each of the farm out agreements. The underlying lease agreement terms all provide time for the drilling of the oil and gas test wells indicated in the farm out agreements.

In Oklahoma we have retained Keith Summar (a member of the American Association of Petroleum Geologists) as a consultant to assist us in our operations pursuant to an agreement that requires him to devote 65 hours a month to our affairs

Alaska

The Alaska leases are in areas which the Company believes, based upon current available geological data and maps within the public domain, are promising for gas production although the Company does not make any representations as to their future production, if any. Furthermore, any gas recovered from our Alaska leases will not be salable unless or until a proposed North Slope gas pipeline is completed.

On October 25, 2007, Union Energy (Alaska) LLC (“UEA”), a wholly owned subsidiary, was the winning bidder for tracts 254, 258 and 259 in the North Slope Areawide 2007 Competitive Oil and Gas Lease Sale. UEA bid $449,971.20 for the three 5,760 acre tracts and paid deposits with its winning bids totaling $90,000 to the State of Alaska. Based upon current available land title information, the Company estimates these tracts, covering approximately 17,280 gross acres, contain 14,807.41 net leaseable acres and that additional payments to the State of Alaska, in an amount yet to be determined, will be approximately $279,500. These leases, when issued, will be for a term of seven years and will be subject to a 12.5% royalty interest in favor of the State of Alaska, and such other limitations as a complete title search reveals.

The tracts acquired by UEA, designated as 254, 258 and 259, are contiguous and are believed by the Company, based upon current available geological data and maps within the public domain, to contain the Kavik gas field, discovered in 1969, which has been evaluated in detail by the U.S. Department of the Interior, U.S Geological Survey ("USGS"). While the USGS evaluation is encouraging, the Company can not assure that gas in commercial paying quantities will be recovered.

On February 27, 2008, UEA was the winning bidder for tracts 922, 923, 927, 988, 989, 990, 991, 992 and 925 in the State of Alaska North Slope Foothills Areawide 2008 oil and gas lease sale. UEA bid $269,568 for the nine 5,760 acre tracts and paid deposits with its winning bids totaling $54,000 to the State of Alaska. Based upon current available land title information, the Company estimates that these tracts, covering approximately 51,840 gross acres, contain approximately 9,600 net leaseable acres and that the additional payment to the State of Alaska, in an amount yet to be determined, will be zero.

These leases, when issued, will be for a term of 10 years and will be subject to a 12.5% royalty interest in favor of the State of Alaska and such other limitations as a complete title search reveals. Tracts 922, 923, 927, 988, 989, 990, 991, 992 and 925 are contiguous and are believed by the Company, based upon current available geological data and maps within the public domain, to contain the East Kurupa gas field, discovered by Texaco in 1976. The USGS has been studying the potential for unconventional over-pressured, continuous gas deposits in the Colville basin that contains the Kurupa accumulation and is now interpreting the East Kurupa well to have encountered a thick section of over-pressured gas in Brookian strata. The Company intends to conduct a detailed geological evaluation of the Kurupa anticline, acquiring seismic data where available. While these indications are favorable, the Company can not assure that gas in commercial paying quantities will be recovered.

In relation to Alaska we have retained Frontier Land Inc. (an established land firm and a member of the American Association of Professional Landmen) to conduct negotiations with other leaseholders in respect of their acreage and to acquire other land interests within the vicinity of various tracts

COMPETITION

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staffs and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas acreage is intense. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that sufficient oil and gas acreage will be available for acquisition and development.

GOVERNMENT REGULATION

Oil and gas exploration and development companies are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on us.

OIL AND GAS REGULATION

The governmental laws and regulations which could have a material impact on our company as an oil and gas exploration company are as follows:

Drilling and Production

These types of regulation include permit requirements for the drilling of wells, drilling bonds and reports concerning operations. Most states regulate one or more of the following: (i) the location of wells; (ii) the method of drilling and casing wells; (iii) the rates of production or "allowables"; (iv) the surface use and restoration of properties upon which wells are drilled; (v) the plugging and abandoning of wells; and (vi) notice to surface owners and other third parties.

State laws may regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states, including Oklahoma, allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establishing maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute "solid wastes", which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

EMPLOYEES

We have no employees as of the date of this report and anticipate that our operations will be conducted primarily through third party consultants and contractors rather than by employees. We do not anticipate hiring a large number of employees.

SUBSIDIARIES

Our only subsidiary is Union Energy (Alaska), LLC, an Alaska limited liability company which is wholly owned by us.

Item 1A Risk Factors.

In addition to other information in this current report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

Our exploratory drilling operations may not be successful, our business may fail and investors may lose their entire investment in our company.

We intend to drill test wells on the Oklahoma properties covered by the farm out agreements as well as on our anticipated leaseholds in Alaska. There can be no assurance that our future drilling activities will be successful. We may not recover all or any portion of our capital investment in the wells. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition and would likely result in the ultimate failure of our business operations. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (v) shortages or delays in availability of drilling rigs and delivery of equipment. If our exploratory drilling operations are not successful, our business may fail and investors may lose their entire investment in our company.

Oil and gas exploration and development involves many operating risks. If we were to experience any of these problems, it could have a material, adverse effect on our operations and possibly cause us to go out of business and investors to lose their entire investment in our company.

Our exploration activities will be subject to many risks, including the risk that we may not discover commercially productive reservoirs. Exploration for oil and natural gas can be unprofitable, not only from failing to discover reserves, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our exploration activities may be curtailed, delayed or cancelled as a result of other factors, including:

•fires;

•explosions;

•blow-outs and surface cratering;

•uncontrollable flows of underground natural gas, oil, or formation water;

•natural disasters;

•facility and equipment failures;

•title problems;

•shortages or delays in the delivery of equipment and services;

•abnormal pressure formations; and,

•environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of:

•injury or loss of life;

•severe damage to and destruction of property, natural resources or equipment;

•pollution and other environmental damage;

•clean-up responsibilities;

•regulatory investigation and penalties;

•suspension of our operations; or,

•repairs necessary to resume operations.

We may be affected by any of these events more than larger companies, since we have limited working capital. We have not obtained any liability insurance for our operations at this time. If we were to experience any of these problems, it could have a material, adverse effect on our operations and could cause us to go out of business and investors to lose their entire investment in our company.

The operations and the potential profitability of oil and gas exploration and development companies often depends upon factors beyond our control. If our operations and potential profitability are negatively impacted because of these factors, our business could suffer and investors could lose all or part of their investment in our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile and potentially subject to governmental price fixing, pegging and controls, or any combination of these and other factors, responding to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted. If our operations and potential profitability are negatively impacted because of these factors, our business could suffer and investors could lose all or part of their investment in our company.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring further oil and gas exploration prospects and hiring qualified personnel. If we do not compete successfully in these areas, our operations will likely suffer and our company will likely be unsuccessful.

The oil and gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. These companies also may be better able to attract the qualified personnel required to run a successful oil and gas exploration company.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on us.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Oil and gas exploration and development activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

Our oil and gas exploration and development activities will be subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.

RISKS RELATING TO OUR COMPANY

If we do not continue to obtain additional financing we may not be able to fully develop all of our properties.

While our current operating funds are sufficient to enable us to commence and complete all intended test wells on the Oklahoma properties covered by the oil and gas leases, we may encounter unforeseen costs and expenses. If we incur unforeseen costs and expenses, we will need to obtain additional financing in order to complete our business plan. We currently do not have any income producing operations or commitments to provide any additional funds that may be needed in the future.

Our cash on hand at March 31, 2008, less known liabilities is approximately $1,320,000. We do not currently have any arrangements for financing and may not be able to find such financing. Our ability to obtain additional financing will be subject to a number of factors, including the market price for oil and gas, the success of our initial test wells and general market conditions. These factors will make the timing, amount, terms or conditions of financing uncertain and additional financing may be unavailable to us. If we do not obtain additional financing, we may be required to delay or limit the development of certain of our properties.l.

We are a new entrant into the oil and gas industry without a profitable or long operating history. We do not have any income producing oil and gas properties and we have limited financial resources. We have not yet commenced our exploration activities nor have we generated any revenue since our incorporation. There is no means by which investors can evaluate our potential for success and there is no assurance that we will ever operate profitably.

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by oil and gas exploration and development companies and the high rate of failure of such enterprises, especially those with a limited operating history such as ours. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the oil and gas exploration that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in our oil and gas exploration may not result in the discovery of oil and gas reserves. If the results of our exploration do not reveal commercially viable oil or gas reserves, we may decide to abandon our leasehold interests and acquire new oil and gas interests for exploration or cease operations. The acquisition of additional oil and gas interests will be dependent upon us possessing capital resources in order to purchase such interests. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we will ever operate on a profitable basis.

Potential investors should be aware of the difficulties normally encountered by new resource companies and the high rate of failure of such enterprises. There is a high risk that our business will fail.

Because our directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to suffer and possibly fail.

Our directors intend to spend a minority of their business time providing their services to us. While they presently possess adequate time to attend to our interests, it is possible that the demands on our directors from their other obligations could increase, or the demands of our business operations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. If this happens, our company will not likely perform to its potential and may fail.

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities. If this happens, our business will likely fail and investors would likely lose their entire investment in our company.

None of the Oklahoma or Alaska properties covered by the oil and gas leases have yet been fully evaluated by the company. We will not know for certain, prior to drilling and testing, whether natural gas or oil will be present in those properties or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. The cost of drilling, completing and operating any well is uncertain and any wells we drill may not be productive. If we never find commercially viable resources of oil and gas, our business will fail and investors will likely lose their entire investment in our company.

Our Alaska prospects are in areas believed to contain gas, but presently lacking gas transportation facilities.

While our Alaska prospects are in areas that are promising for gas discovery, there are no existing pipeline facilities available to transport any gas they may produce to market. Unless such facilities are built and available to us, our gas would be “stranded gas” with little or no market value. The Company believes that a pipeline facility will be built within the terms of our leases, however, whether a pipeline is built, the timing of the construction of the pipeline and whether and on what terms the pipeline is made available to transport our gas are all matters beyond our control which could have significant impacts on our future results.

James Fitzsimons, our President, owns approximately 78.5% of the shares of common stock and his interest could conflict with other investors, which could cause other investors to lose all or part of their investment.

James Fitzsimons, our president and a director, owns 4,450,000 shares of our common stock, or 78.5% of our issued and outstanding common stock, as of the date hereof. Due to his stock ownership, James Fitzsimons is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This stock ownership and potential effective control on all matters relating to the business and operations of our company could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct ofthe officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to effect any change in the course of business of our company. This lack of shareholder control could prevent the shareholders from removing from the Board of Directors any directors who are not managing the company with sufficient skill to make it profitable, which could prevent us from becoming profitable and cause investors to lose all or part of their investment in our company.

RISKS RELATING TO OUR SECURITIES

If a liquid market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no liquid market for our common stock and no certainty that a liquid market will develop. While our common stock is quoted for trading on the OTC Bulletin Board, there has only been sporadic trading of our common stock. If a liquid market is not developed for our shares, it will be difficult for shareholders to sell their stock.

A purchaser of our stock is purchasing penny stock which limits his or her ability to sell the stock.

Our shares of common stock are considered penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stocks such as ours.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares.

We are authorized to issue up to 1,000,000 shares of preferred stock, $0.0001 par value. To date we have not issued any shares of preferred stock and have no plans to do so. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of our common shares

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation or any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore, if it is ultimately determined that any such person should not have been entitled to indemnification this indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our registered securities , we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our present level of operations has not required us to establish regular executive offices and we use the offices of our counsel and secretary, Frank J. Hariton, 1065 Dobbs Ferry Road, White Plains, New York 10607 without charge. Should we require a regular permanent office we will attempt to locate one in the vicinity of our leases and we believe that suitable properties are available at reasonable costs.

Item 3. Legal Proceedings.

We are not currently party to any legal proceedings and are not aware of any threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 19, 2007, we filed a Certificate of Amendment to our Certificate of Incorporation (the "Amendment"). The Amendment changed our name from "GD Conference Center, Inc." to "Petrocorp Inc." and effected a five for one stock split (the "Stock Split"). The Amendment was approved by the written consent of James Fitzsimons who, at the time of such action owned 890,000 (4,450,000 as adjusted for the Stock Split) of our 1,054,000 (5,270,000 as adjusted for the Stock Split) issued and outstanding shares, then representing approximately 84.5% of our issued and outstanding shares

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Over the Counter Bulletin Board under the symbol “PTCP”. The volume and frequency of both quotations and trades in our stock has been limited. There are presently six holders of record of our common stock. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name. We have not paid any cash dividends and do not anticipate doing so in the foreseeable future. Future dividends, if any, will depend upon our results of operations, financial condition, capital needs and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On December 27, 2007, the Company sold 200,000 shares of its common stock to one investor at $2.50 per share (an aggregate of $500,000). On March 18, 2008, the Company sold 200,000 shares of its common stock to one investor at $5.00 per share (an aggregate of $1,000,000). The shares were sold in transactions exempt from registration under Regulation S of the Securities Act of 1933, as amended The shares are not registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The purchasers of the shares represented that it was acquiring the shares for its own account, for investment, and that the purchaser was not a US Person within the meaning of Regulation S. The Company has no obligation to register the resale of the Shares under the Securities Act. The proceeds from the sale of the Shares will be used for working capital purposes.

Item 6. Selected Financial Data.

We were organized in June 2006. The following information is derived from our financial statements contained elsewhere herein and should be reviewed in conjunction with those financial statements, the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report.

Balance Sheet Data:

ASSETS

	December 31,
	2007	2006
Current assets:

Cash	$827,755	$22,532

Total current assets	827,755	22,532

Undeveloped oil and gas properties	385,286	-

Total assets	$1,213,041	$22,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$18,886	$19,829
State of Alaska payable	279,500	-
Notes to an officer/stockholder	440,000	-
Total current liabilities	738,386	19,829

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares authorized
5,470,000 and 5,150,000 shares issued and outstanding, respectively	547	515
Additional paid-in capital	562,629	29,585
Deficit accumulated during exploration stage	(88,521)	(27,397)
	474,655	2,703

Total liabilities and stockholders’ equity	$1,213,041	$22,532

Statement of Operations Data:

		Period from
		June 19, 2006
		(inception) through
		December 31,
	2007	2006	2007

Costs and expenses:
General and administrative	$36,248	$26,597	$62,845
Depreciation	1,071	-	1,071
Impairment of equipment	16,929	-	16,929
Interest	6,076	-	6,076
Franchise taxes	800	800	1,600
Net loss applicable to common shareholders	$(61,124)	$(27,397)	$(88,521)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding – basic and diluted	5,259,205	5,085,625

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Our plan of operation for year ending December 31, 2008 is to commence, subject to the satisfactory completion of the detailed geological mapping of the leases, test wells on the Oklahoma prospects covered by the oil and gas leases. We anticipate the cost of these programs will be approximately $1,000,000, however, this figure could be reduced, possibly substantially, by third-party working interest participation, arising particularly as a result of spacing and pooling applications and hearings. We also anticipate being required to pay at least $275,000 to obtain leases from the State of Alaska during the year ending December 31, 2008 or the following year in connection with our Alaska prospects.

In year ending December 31, 2008 we also anticipate spending an additional $40,000 on administrative expenses, including fees payable in connection with our compliance with our reporting obligations as a public company, such as legal, accounting and audit fees.

Total expenditures in year ending December 31, 2008 therefore could be at least $1,315,000. While we have the cash on hand necessary to cover these expenses, we could require additional funding to meet unforeseen costs. We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock or from director loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding. We do not have any arrangements in place for any future equity financing.

We are in the process of determining our personnel needs. We intend to continue hire consultants over the course of the next twelve months. To attract qualified personnel, we may offer percentages of the working interest in the company's oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

Our company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.

Capital Resources

As of December 31, 2007, we had cash of $827,755 and working capital of $89,369 . Our net cash provided by financing activities during the period from our inception to December 31, 2007 was $994,100 .

On September 20, 2007, a director, James Fitzsimons, loaned $350,000 to our company. During the year ended December 31, 2007, Mr. Fitzsimons also advanced $90,000 to our subsidiary Union Energy (Alaska), LLC as a deposit in connection with a bid for Alaskan oil and gas leases.

In December 2007 we raised $500,000 from the private sale of 250,000 shares of our stock at $2.50 per share. In March 2008 we raised $1,000,000 from the private sale of $200,000 shares of our stock at $5.00 per share. These sales were arms length sales to unaffiliated parties completed pursuant to the exemption from registration under the Securities Act of 1933, as amended, by Regulation S issued thereunder.

OIL AND GAS PROPERTIES

Undeveloped Acreage

In Oklahoma we hold farm out interests in approximately 980 gross (426 net) acres located in Okfuskee County, Oklahoma plus a further 28 net acres leased directly from mineral owners by the Company.  The farm out agreements provide that to earn the leases, we must commence drilling an oil and gas test well in the regions covered by the leaseholds by December 31, 2008.  A summary of the leased land covered by our farm out interests plus acreage leased directly by the Company is as follows:Township 11 North, Range 10 East, Okfuskee Count, Oklahoma

Section 10: 400.000 gross acres (158.7760 net acres)

Section 11: 500.000 gross acres (214.5090 net acres)

Section 35: 80.0000 gross acres (80.0000 net acres)

We anticipate being awarded leases with respect to additional acreage in Alaska in approximately 26,680 gross (24,407 net) acres.  However these leases have not yet been issued and the acreage in the eventual leases may vary.Drilling Activity

As of the date of this current report, we do not hold an interest in any oil and gas wells that are in the process of drilling (including wells temporarily suspended), waterfloods in process of installation, pressure maintenance operations or any other related operations of material importance.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent except that exploratory operations, particularly in Alaska, may be hampered by severe adverse weather conditions. Since energy costs are a key component of inflation, we do not believe that our results will be materially impacted by inflation in the current fiscal year.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue generating activities that give rise to significant assumptions or estimates. Our most critical accounting policies relate to the accounting and disclosure of related party transactions. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Employees and Purchase of Plant or Equipment

We are in the process of determining our personnel needs. We intend to hire employees or consultants over the course of the next twelve months but do not currently have an estimate of how many employees we will hire or how much it will cost.

Item 8 Financial Statements and Supplementary Data.

See Financial Statements beginning on Page F-1.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this item.

Item 9A Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2007, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-KSB does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

We do not have any information that was required to be reported on Form 8-K during the fourth quarter that was not reported.

Part III

Item 10 Executive Officers and Corporate Governance

Our current directors and executive officers are:

Name	Age	Position(s)

James Fitzsimons	47	President, CEO and a Director

Stephen M. Siedow	57	Director

Frank J. Hariton	59	Secretary

James Fitzsimons has been a director of our Company since September 2007. Mr. Fitzsimons is an elected member of the Schweizerische Vereinigung von Petroleum-Geologen und -Ingeneuren (Swiss Association of Petroleum Geologists and Engineers) and during the past five years has been employed by Reta Holding SA of Paradiso, Switzerland, also serving as a member of the board of directors of Kapital Finanz und Treuhand Gesellshaft (Capital Finance and Trust Company) a licensed and regulated asset and fund management company and a full member of SECA (Swiss Private Equity & Corporate Finance Association). Mr. Fitzsimons has been active in the mineral extraction industry for over 15 years, and has been active within the oil and gas industry in the state of Oklahoma for over five years. Mr. Fitzsimons received a Bachelor of Laws degree from University College London. His industry knowledge comes from direct experience of the oil and gas business both in Europe and the United States.

StephenM. Siedow, has been a director since December 2007 and is a member of The American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants was appointed to the Registrant’s Board of Directors. From 1974 to 1982 he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado and in 1982, he formed Stephen M. Siedow, PC a professional accounting firm providing auditing, management consulting and tax services to corporations, partnerships and individuals. Mr. Siedow specializes in public and SEC accounting and has experience in industries including construction, mining, oil and gas, and mergers/acquisitions.

Frank J. Hariton has been corporate secretary since September 2007 and is an attorney in private practice in New York State. Mr. Hariton received his BA (1971) and JD (1974) from Case Western Reserve University.

There are no family relationships among members of our management. Directors serve for one year terms or until their successors shall have been elected and shall qualify. Officers serve at the pleasure of the board. Due to its small size, the Company has not adopted a code of ethics. The Board of Directors does not have any committees.

Item 11. Executive Compensation

The following table sets forth the cash and non-cash annual remuneration of each of the three highest paid persons who are officers and directors and officers and directors as a group during our last fiscal year:

Name of individual or identity of group	Capacities in which remuneration was received	Salary	Bonus	Stock Awards	All Other Compensation	Aggregate remuneration
James Fitzsimons	CEO	$0	$0	$0	$0	$0
Stephen M. Siedow	Director	$0	$0	$0	$0	$0
Frank J. Hariton	Secretary	$0	$0	$0	$0	$0

The Company has not paid any compensation in cash to any officer or director and does not intend to do so until such time as its capital resources are sufficient in the judgment of its Board of Directors and such officers are required to devote significant time to the Company’s affairs.

The Company has not paid and has no present plan to give any compensation other than cash. The Company does not have any Stock Option Plan or other equity compensation plans, but is considering adopting a royalty bonus pool plan for its management in the future.

Mr. Hariton was paid $10,000 for legal services in connection with our September 2007 transaction with Mr. Fitzsimons. Mr. Siedow has accrued $2,300 in accounting fees as of December 31, 2007.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the following table sets forth the beneficial ownership of our shares of common stock as of March 20, 2008, by: (i) each of the three highest paid persons who are our officers and directors (or in the alternative, each officer and director); (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our securities, including those shares subject to outstanding options. A person deemed to be a beneficial owner of any securities that such a person has a right to acquire within 60 days.

Name and Address	Number of Shares	Percent of Class

James Fitzsimons	4,450,000	78.5%

Selnaustrasse 3

8001 Zurich

Switzerland

Stephen M. Siedow	0	0%

13047 W Iliff Drive

Lakewood, CO 80228

Frank J. Hariton	0	0%

1065 Dobbs Ferry Road

White Plains, NY 10607

All officers and Directors

as a group (3 persons)	4,450,000	78.5%

Item 13. Certain Relationships and Related Transaction, and Director Independence.

On December 17, 2007, James Fitzsimons caused an entity that he controls (Union Energy (Alaska) LLC (“UEA”)), to contribute its 100% working interest and 87.5% net revenue interest in its rights to three seven-year oil and gas leases from the State of Alaska in tracts designated 254, 258 and 259 in the North Slope of Alaska covering approximately 17,280 gross (14,807.41 net) acres in total (the “Leases”) to us. UEA had already paid $90,000 for the Leases and the Leases are subject to an additional payment to the State of Alaska, for which we will be responsible, in an amount yet to be determined, but believed by UEA and Mr. Fitzsimons to be approximately $279,500. The Leases were obtained by UEA in a competitive bidding process. The balance of the net revenue interest in the Leases (12.5%) represents the State of Alaska's royalty interest. The Board of Directors has determined that the terms of transaction with Mr. Fitzsimons and UEA with respect to the Leases was in our best interests and in the best interests of our shareholders. Subsequent to this transaction, Mr. Fitzsimons contributed his interest in UEA to us.

Upon his acquisition of a controlling interest in the Company in September 2007, Mr. Fitzsimanos loaned the Company $350,000 for working capital. Mr. Fitzsimons loaned Union Energy (Alaska), LLC (“UEA”) $90,000 in October 2007 to enable it to bid on leaseholds in a State of Alaska auction. The Company subsequently acquired UEA on December 17, 2007

Mr. Siedow owns no stock and has received no compensation from the Company, may be considered an independent director.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in the registrant's 10-QSB (17 CFR 249.308b) for the fiscal periods ended December 31, 2007 and 2006 were $7,500 and $11,000, respectively. All of the fees paid to our independent auditor were for auditing or review of financial statements

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(A) Financial Statements

See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-141993
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-141993
3.3	Certificate of Amendment to Certificate of Incorporation - Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed November 5, 2007.
4.1	Specimen Stock Certificate - Filed Herewith
10.1	Consulting Agreement, dated March 12, 2008, between the Company and Keith G. Summar - Filed Herewith
21	Subsidiary of the Registrant: Union Energy (Alaska) LLC, an Alaska limited liability company. (100% owned)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

( C) Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROCORP INC.

By:	/s/ James Fitzsimons
James Fitzsimons,
(Principal Executive, Financial and
Accounting Officer)

April 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Date	Capacities

James Fitzsimons	/s/ James Fitzsimons	April 10 , 2008	Director and

President

Stephen M. Siedow	/s/ Stephen M. Siedow	April 10 , 2008	Director

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

December 31, 2007

Contents	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2007, for the Period from June 19, 2006 (Inception) through December 31, 2006, and for the Period from June 19, 2006 (Inception) through December 31, 2007

F-4

Consolidated Statement of Stockholders’ Deficit for the Year Ended December 31, 2007	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007, for the Period from June 19, 2006 (Inception) through December 31, 2006, and for the Period from June 19, 2006 (Inception) through December 31, 2007

F-6

Notes to the Consolidated Financial Statements	F-7 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Petrocorp Inc.

(An exploration stage company)

White Plains, New York

We have audited the accompanying consolidated balance sheets of Petrocorp Inc. (formerly GD Conference Center, Inc.) and subsidiaries, an exploration stage company, (collectively, “Petrocorp” or the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and for the period from June 19, 2006 (inception) through December 31, 2006, and for the period from June 19, 2006 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from June 19, 2006 (inception) through December 31, 2006, and for the period from June 19, 2006 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 28, 2008

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

ASSETS

	December 31,
	2007	2006
Current assets:

Cash	$827,755	$22,532

Total current assets	827,755	22,532

Undeveloped oil and gas properties	385,286	-

Total assets	$1,213,041	$22,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$18,886	$19,829
State of Alaska payable	279,500	-
Notes to an officer/stockholder	440,000	-
Total current liabilities	738,386	19,829

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares authorized
5,470,000 and 5,150,000 shares issued and outstanding, respectively	547	515
Additional paid-in capital	562,629	29,585
Deficit accumulated during exploration stage	(88,521)	(27,397)
	474,655	2,703

Total liabilities and stockholders’ equity	$1,213,041	$22,532

See notes to consolidated financial statements.

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

		Period from
		June 19, 2006
		(inception) through
		December 31,
	2007	2006	2007

Costs and expenses:
General and administrative	$36,248	$26,597	$62,845
Depreciation	1,071	-	1,071
Impairment of equipment	16,929	-	16,929
Interest	6,076	-	6,076
Franchise taxes	800	800	1,600
Net loss applicable to common shareholders	$(61,124)	$(27,397)	$(88,521)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding – basic and diluted	5,259,205	5,085,625

See notes to consolidated financial statements.

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Period from June 19, 2006 (Inception) through December 31, 2007

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance, June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash	5,000,000	500	(400)	-	100
($0.0001 per share)

Issuance of common stock for cash ($1.00 per share -	150,000	15	29,985	-	30,000
July 1, 2006 through December 31, 2006)

Net loss				(27,397)	(27,397)

Balance, December 31, 2006	5,150,000	515	29,585	(27,397)	2,703

Common stock issued for cash	120,000	12	23,988		24,000

Capital contribution			3,000		3,000

Common stock issued for cash	200,000	20	499,980		500,000

Interest contribution			6,076		6,076

Net loss				(61,124)	(61,124)

Balance, December 31, 2007	5,470,000	$547	$562,629	$(88,521)	$474,655

See notes to consolidated financial statements.

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

		Period from June 19, 2006
	Year Ended	(inception) through
	December 31	December 31
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(61,124)	$(27,397)	$(88,521)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Capital contribution	3,000		3,000
Depreciation	1,071		1,071
Impairment of equipment	16,929		16,929
Interest contribution	6,076		6,076
Changes in operating assets and liabilities:
Accrued expenses	(943)	19,829	18,886
State of Alaska payable	279,500		279,500
Net cash provided by (used in) operating activities	244,509	(7,568)	236,941

Cash flows from investing activities:
Purchase of undeveloped oil and gas properties	(385,286)		(385,286)
Purchase of equipment	(18,000)		(18,000)
Net cash used in investing activities	(403,286)	--	(403,286)

Cash flows from financing activities:
Notes to an officer/stockholder	440,000		440,000
Proceeds from sale of common stock	524,000	30,100	554,100
Net cash provided by financing activities	964,000	30,100	994,100

Net increase in cash	805,223	22,532	827,755
Cash at beginning of period	22,532		--
Cash at end of period	$827,755	$22,532	$827,755

Supplemental disclosure of cash flow information:
Cash paid for interest			$--
Cash paid for taxes			$--
Supplemental disclosure of noncash investing and
financing activities:
Capital contribution	$3,000		$3,000
Interest contribution	$6,076		$6,076

See notes to consolidated financial statements.

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Petrocorp Inc. (formerly GD Conference Center, Inc.), an exploration stage company, was incorporated on June 19, 2006 under the laws of the State of Delaware. Prior to September 2007, the Company’s business model provided telephonic conferencing services to businesses, organizations and individuals in North America. Due to capital constraints and because its executives could no longer serve the Company without compensation, the Company decided to change its business directions.

On September 20, 2007, the Company entered into three separate oil and gas farm out agreements with James Fitzsimons. The farm outs represent leasehold properties totaling 980 gross acres located in Okfuskee County, Oklahoma. Pursuant to the agreement terms, the Company acquired the right to earn 22 oil and gas leases. The Company earns each oil and gas lease in exchange for the Company agreeing to drill a test well in each region of the leases on or before December 31, 2008; prepare specified reports and conduct certain production tests. Mr. Fitzsimons also purchased 4,450,000 shares of the Company’s common stock from certain shareholders, resulting in him owning 84.5% of the Company’s outstanding shares for $454,000. Mr. Fitzsimons was elected a director of the Company.

On October 19, 2007, the Company amended its certificate of incorporation changing its name to “Petrocorp Inc.” and effected a five for one forward stock split which increased the authorized common stock to 100,000,000 shares at $0.0001 par value. The Company’s authorized preferred stock was not changed by this Amendment. All references to shares and per share data have been adjusted retroactively to reflect the forward stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of Petrocorp Inc, and its wholly-owned subsidiary Union Energy (Alaska) LLC (“UEA”) (collectively, “Petrocorp” or the “Company”). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.

Exploration stage company

The Company is an exploration stage company as defined by SFAS No 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not yet commenced. All losses since inception have been considered part of the Company’s exploration stage activities.

Use of estimates

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

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

Oil and gas properties

The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows pursuant to Statement of Financial Accounting Standards No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS No. 19”). The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of proved properties and is classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

Unevaluated properties are assessed periodically on a property-by-property basis and any impairment in value is charged to expense. If the unevaluated properties are subsequently determined to be productive, the related costs are transferred to proved oil and gas properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

The provision for depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil is converted to natural gas equivalents, Mcfe, at the rate of one barrel to six Mcf. Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Furniture, equipment and other

Land and other office and field equipment are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Leasehold improvements are amortized over the lesser of five years or the life of the lease. Maintenance and repairs are expensed when incurred. Depreciation of other property and equipment is computed using the straight-line method over their estimated useful lives of three to ten years. Upon retirement or disposition of assets, the costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

In September 2007, the Company changed the direction of its efforts from telephonic conferencing services to the oil and gas sector when the Company came across an opportunity to enter into three oil and gas farm out agreements with James Fitzsimons. The Company’s management determined there was $16,929 of impairment charges related to its telephonic equipment.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and subsequently modified.

During the years ended December 31, 2007 and 2006, there were no stock options granted or outstanding.

Income taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Net loss per common share

Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS No. 128”), requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in a diluted loss per share at December 31, 2007 0r 2006. Therefore, diluted loss per share is equivalent to basic loss per share.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the application of SFAS No. 157 to have a material affect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plan” (SFAS No. 158). SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company’s pension costs. SFAS No. 158 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company does not expect application of SFAS No. 158 to have a material affect on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157 “Fair Value Measurements”. The Company does not expect the application of SFAS No. 159 to have a material affect on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - UNDEVELOPED OIL AND GAS PROPERTIES

On September 20, 2007, the Company entered into three separate oil and gas farm out agreements with James Fitzsimons for 22 leases in sections 10, 11 and 35, Township 11 North, Range 10 East, Okfuskee County, Oklahoma. These farm out agreements expire on December 31, 2008. In 2007, the Company retained Smyth Land Services of Tulsa, Oklahoma to complete full title work over sections 10 and 11 and to lease all remaining open acreage in sections 10 and 11. The Company has retained Keith G. Summar of Tulsa, Oklahoma (an established consulting geologist and a member of the American Association of Petroleum Geologists) to complete full geological mapping of all formations in sections 10 and 11 in preparation for spacing and pooling hearings before the Oklahoma Corporation Commission. The Company has obtained AFE estimates from contractors to drill and complete oil and/or gas wells to the deepest known formations in the vicinity of sections 10 and 11. At December 31, 2007 the Company has $15,786 in capitalized Oklahoma costs.

On October 25, 2007, UEA was the winning bidder for tracts 254, 258 and 259 in the North Slope Areawide 2007 Competitive Oil and Gas Lease Sale. UEA bid $449,971.20 for the three 5,760 acre tracts and paid deposits with its winning bids totaling $90,000 to the State of Alaska. Based upon current available land title information, the Company estimates these tracts, covering approximately 17,280 gross acres, contain 14,807.41 net leaseable acres and that additional payments to the State of Alaska, in an amount yet to be determined, will be approximately $279,500. These leases, when issued, will be for a

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

term of seven years and will be subject to a 12.5% royalty interest in favor of the State of Alaska, and such other limitations as a complete title search reveals. At December 31, 2007 the Company has $369,500 in capitalized Alaska costs.

NOTE 4 - NOTES TO AN OFFICER/STOCKHOLDER

The Company has two unsecured, non-interest bearing notes payable on demand totaling $440,000 with its President and major stockholder James Fitzsimons. Interest expense of $6,076 was computed at an implied rate of 6% and this amount was recorded as a capital contribution by the Company.

NOTE 5 - STOCKHOLDERS’ EQUITY

Common stock

On September 30, 2006 the Company issued 5,000,000 shares of common stock to its founders at par value ($0.0001 per share). During the period July 1 through December 31, 2006, the Company sold 150,000 shares of its common stock in a private placement at $0.20 per share (an aggregate of $30,000) to 16 individuals. During the period from January 1 through September 30, 2007, the Company sold 120,000 shares of its common stock at $0.20 per share (an aggregate of $24,000) to 24 individuals.

On December 27, 2007, the Company sold 200,000 shares of its common stock (the “Shares”) to one investor at $2.50 per share (an aggregate of $500,000). The Shares were sold in a transaction exempt from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The Shares are not registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The purchaser of the Shares represented that it was acquiring the Shares for its own account, for investment, and that the purchaser was not a US Person within the meaning of Regulation S. The Company has no obligation to register the resale of the Shares under the Securities Act. The proceeds from the sale of the Shares will be used for working capital purposes.

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. The Company has 5,470,000 shares of its common stock issued and outstanding at December 31, 2007. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred stock

The Company is authorized to issue 1,000,000 shares of $.0001 par value preferred stock. No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

PETROCORP INC.

(Formerly GD Conference Center, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

NOTE 6 - INCOME TAXES

The Company incurred no income taxes for the year ended December 31, 2007 and for the period from June 19, 2006 (inception) through December 31, 2006. The expected income tax benefit for the years ended December 31, 2007 and 2006 is approximately $12,200 and $5,500, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carry-forwards of approximately $88,500 at December 31, 2007 are available to offset future taxable income, if any, and expire in 2027. This results in a net deferred tax asset of approximately $17,700 at December 31, 2007. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 7 - RELATED PARTY TRANSACTION

The Company has been provided office space by its President at no cost.

NOTE 8 - SUBSEQUENT EVENTS

On February 27, 2008, UEA was the winning bidder for tracts 922, 923, 927, 988, 989, 990, 991, 992 and 925 in the North Slope Foothills Areawide 2008 Competitive Oil and Gas Lease Sale. UEA bid $269,568 for the nine 5,760 acre tracts and paid deposits with its winning bids totaling $54,000 to the State of Alaska. Based upon current available land title information, the Company estimates that these tracts, covering approximately 51,840 gross acres, contain 9,600 net leaseable acres and that the additional payment to the State of Alaska, in an amount yet to be determined, will be zero. These leases, when issued, will be for a term of 10 years and will be subject to a 12.5% royalty interest in favor of the State of Alaska and such other limitations as a complete title search reveals.

On March 18, 2008, the Company sold 200,000 shares of its common stock (the “Shares”) to one investor at $5.00 per share (an aggregate of $1,000,000). The Shares were sold in a transaction exempt from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The Shares are not registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The purchaser of the Shares represented that it was acquiring the Shares for its own account, for investment, and that the purchaser was not a US Person within the meaning of Regulation S. The Company has no obligation to register the resale of the Shares under the Securities Act. The proceeds from the sale of the Shares will be used for working capital purposes.