Form 10-Q
period 2008-03-31
GD Conference Center, Inc
filed 2008-05-13
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________
Commission File Number 333-141993
PETROCORP INC. (Name of small business issuer in its charter)
Delaware	20-5134664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1065 Dobbs Ferry Road White Plains, New York 10607 (Address of Principal Executive Offices)
(914) 674-4373 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,670,000 shares of common stock, par value $.0001 per share, as of April 30, 2008.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PETROCORP INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash	$1,753,174	$827,755

Undeveloped oil and gas properties	448,926	385,286

Total assets	$2,202,100	$1,213,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$43,931	$18,886
State of Alaska payable	279,500	279,500
Notes to an officer/stockholder	440,000	440,000
	763,431	738,386

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; shares issued or outstanding - none	--	--
Common stock; $.0001 par value; 100,000,000 shares authorized;
5,670,000 and 5,470,000 shares issued and outstanding, respectively	567	547
Additional paid-in capital	1,599,173	562,629
Deficit accumulated during exploration stage	(161,071)	(88,521)
	1,438,669	474,655

Total liabilities and stockholders’ equity	$2,202,100	$1,213,041

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

			June 19, 2006
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Costs and expenses:
General and administrative	$60,236	$9,668	$123,081
Depreciation			1,071
Impairment of equipment			16,929
Interest	6,564		12,640
Franchise taxes	5,750		7,350
Net loss applicable to common shareholders	$(72,550)	$(9,668)	$(161,071)

Net loss per common share - basic and diluted	$(.01)	$(.00)

Weighted average number of common
shares outstanding - basic and diluted	5,503,333	5,211,385

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			June19, 2006
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(72,550)	$(9,668)	$(161,071)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Capital contribution			3,000
Depreciation		429	1,071
Impairment of equipment			16,929
Interest contribution	6,564		12,640
Salary contribution	30,000		30,000
Changes in operating assets and liabilities:
Accrued expenses	25,045	(13,329)	43,931
State of Alaska payable			279,500
Net cash (used in) provided by operating activities	(10,941)	(22,568)	226,000

Cash flows from investing activities:
Purchase of undeveloped oil and gas properties	(63,640)		(448,926)
Purchase of equipment		(18,000)	(18,000)
Net cash (used in) investing activities	(63,640)	(18,000)	(466,926)

Cash flows from financing activities:
Notes to an officer/stockholder			440,000
Proceeds from sale of common stock	1,000,000	24,000	1,554,100
Net cash provided by financing activities	1,000,000	24,000	1,994,100

Net increase (decrease) in cash	925,419	(16,568)	1,753,174
Cash at beginning of period	827,755	22,532	--
Cash at end of period	$1,753,174	$5,964	$1,753,174

Supplemental disclosure of cash flow information:
Cash paid for interest		$--
Cash paid for taxes		$--
Supplemental disclosure of noncash investing and
financing activities:
Capital contribution		$3,000
Interest contribution	$6,564	$12,640
Salary contribution	$30,000	$30,000

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 11, 2008.

2. Exploration Stage Company

The Company is an exploration stage company as defined by SFAS No 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not yet commenced. All losses since inception have been considered part of the Company’s exploration stage activities.

3. Notes to an Officer/Stockholder

The Company has two unsecured, non-interest bearing notes payable on demand totaling $440,000 with its President and major stockholder James Fitzsimons. Interest expense of $6,564 was computed at an implied rate of 6% and this amount was recorded as a capital contribution by the Company.

4. Common Stock

On March 18, 2008, the Company sold 200,000 shares of its common stock to one investor at $5.00 per share (an aggregate of $1,000,000).

See notes to the consolidated financial statements.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

References to “Company”, “we” or “us” refer to Petrocorp Inc., unless the context requires otherwise.

Forward Looking Statements

The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Form 10-KSB as of December 31, 2007. This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

●	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;
●	uncertainties about the estimates of reserves;

●	our ability to increase our production and oil and natural gas income through exploration and development;
●	the number of well locations to be drilled and the time frame within which they will be drilled;

●	the timing and extent of changes in commodity prices for natural gas and crude oil;
●	domestic demand for oil and natural gas;

●	drilling and operating risks;
●	the availability of equipment, such as drilling rigs and transportation pipelines;

●	changes in our drilling plans and related budgets;
●	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

●	risks and uncertainties described in the Risk Factors section or elsewhere in our Annual Report on Form 10-KSB.

Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Business Overview

Petrocorp Inc. (formerly GD Conference Center, Inc.), was incorporated on June 19, 2006 under the laws of the State of Delaware. Prior to September 2007, the Company’s business model provided telephonic conferencing services to businesses, organizations and individuals in North America. Due to capital constraints and because its executives could no longer serve the Company without compensation, the Company decided to change its business directions.

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

We are an exploration stage Company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties. Our office is located at 1065 Dobbs Ferry Road, White Plains, NY 10607 and our telephone number is (914) 674-4373. Our web-site address is http://petrocorp.us.

Plan of Operation

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

Each Oklahoma farm out agreement contains the following principal terms:

•

We must commence drilling an oil and gas test well on any legal location within any drilling and spacing unit established by the Oklahoma Corporation Commission which includes all or part of the leasehold acreage that is the subject of each farm out agreement by December 31, 2008. If we do not drill a test well by the deadline date indicated, we forfeit our farm out interest in the leased land. There is no other penalty if we fail to drill such a well;

•

We must drill each test well and conduct due diligence in a workmanlike manner to a depth sufficient to thoroughly test common sources of supply defined within any established drilling and spacing unit; and,

•	Upon completion of the test well, James Fitzsimons shall execute an assignment of the leasehold

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

In Oklahoma we have retained Keith Summar (a member of the American Association of Petroleum Geologists) as a consultant to assist us in our operations pursuant to an agreement that requires him to devote 65 hours a month to our affairs.

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

In relation to Alaska we have retained Frontier Land Inc. (an established land firm and a member of the American Association of Professional Landmen) to conduct negotiations with other leaseholders in respect of their acreage and to acquire other land interests within the vicinity of various tracts.

Results of Operations

During the quarter ended March 31, 2008, we incurred a net loss of $72,550 compared to a net loss of $9,668 during the quarter ended March 31, 2007. During the 2008 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $25,600, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $-0- for the 2007 quarter. Also during the 2008 quarter, the Company paid general and administrative expenses of $10,386, which included rent, telephone and other office costs, as compared to $9,668 for the 2007 quarter. Interest expense of $6,574 was computed at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter ended March 31, 2008.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests. As of March 31, 2008, we had cash of $1,753,174 and working capital of $989,743. Our net cash provided by financing activities during the period from our inception to March 31, 2008 was $1,994,100.

In March 2008 we raised $1,000,000 from the sale of 200,000 shares of our common stock at $5.00 per share. These sales were to unaffiliated parties, completed pursuant to the exemption from registration under the Securities Act of 1933, as amended, by Regulation S issued thereunder.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue generating activities that give rise to significant assumptions or estimates. Our most critical accounting policies relate to the accounting and disclosure of related party transactions. Our financial statements filed as part of our December 31, 2007 Annual Report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-141993.
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-141993.
3.3	Certificate of Amendment to Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Current Report on Form 8-K filed November 5, 2007.
4.1	Specimen Stock Certificate - Incorporated by reference to like numbered exhibit to the Company’s Annual Report on Form 10-KSB filed on April 11, 2008, File Number 333-141993.
10.1

Consulting Agreement, dated March 12, 2008, between the Company and Keith G. Summary - Incorporated by reference to like numbered exhibit to the Company’s Annual Report on Form 10-KSB filed on April 11, 2008, File Number 333-141993.

21	Description of Subsidiaries.**
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer.**
32.2	Section 1350 Certification by the Principal Executive Officer and Principal Financial Officer.**

** Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROCORP INC.

Date: May 10, 2008	By:	/s/ James Fizsimons
James Fitzsimons, President and CFO

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-141993.
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-141993.
3.3	Certificate of Amendment to Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Current Report on Form 8-K filed November 5, 2007.
4.1	Specimen Stock Certificate - Incorporated by reference to like numbered exhibit to the Company’s Annual Report on Form 10-KSB filed on April 11, 2008, File Number 333-141993.
10.1

Consulting Agreement, dated March 12, 2008, between the Company and Keith G. Summary - Incorporated by reference to like numbered exhibit to the Company’s Annual Report on Form 10-KSB filed on April 11, 2008, File Number 333-141993.

21	Description of Subsidiaries.**
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer.**
32.2	Section 1350 Certification by the Principal Executive Officer and Principal Financial Officer.**

** Filed herewith