Form 10-Q
period 2008-06-30
GD Conference Center, Inc
filed 2008-08-14
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
OR
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

         Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated Filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,670,000 shares of common stock, par value $.0001 per share, as of July 31, 2008.

Transitional Small Business Disclosure Format (Check one).  Yes ☐  No ☒

PETROCORP INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash	$1,168,736	$827,755

Undeveloped oil and gas properties	963,246	385,286

Total assets	$2,131,982	$1,213,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$43,919	$18,886
State of Alaska payable	337,945	279,500
Notes to an officer/stockholder	350,000	440,000
	731,864	738,386

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; shares issued or outstanding - none	--	--
Common stock; $.0001 par value; 100,000,000 shares authorized;
5,670,000 and 5,470,000 shares issued and outstanding, respectively	567	547
Additional paid-in capital	1,635,486	562,629
Deficit accumulated during exploration stage	(235,935)	(88,521)
	1,400,118	474,655

Total liabilities and stockholders’ equity	$2,131,982	$1,213,041

See notes to the consolidated financial statements (unaudited).

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended			Six Months Ended			(inception) to
	June 30,			June 30,			June 30,
	2008	2007		2008	2007		2008

Costs and expenses:
General and administrative	$68,192		$3,152	$128,428		$12,820	$191,273
Depreciation							1,071
Impairment of equipment							16,929
Interest	6,672			13,236			19,312
Franchise taxes				5,750			7,350
Net loss applicable to
common stockholders	$(74,864)		$(3,152)	$(147,414)		$(12,820)	$(235,935)

Net loss per common share -
basic and diluted	$(.01)	$	**	$(.03)	$	**

Weighted average number of
common shares outstanding	5,670,000		4,216,000	5,584,286		4,192,688

** less than $.01 per share

See notes to the consolidated financial statements (unaudited).

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			June19, 2006
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(147,414)	$(12,820)	$(235,935)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Capital contribution			3,000
Depreciation		1,071	1,071
Impairment of equipment			16,929
Interest contribution	12,877		18,953
Salary contribution	60,000		60,000
Changes in operating assets and liabilities:
Accrued expenses	25,033	(15,829)	43,919
State of Alaska payable	58,445		337,945
Net cash provided by (used in) operating activities	8,941	(27,578)	245,882

Cash flows from investing activities:
Purchase of undeveloped oil and gas properties	(577,960)		(963,246)
Purchase of equipment		(18,000)	(18,000)
Net cash (used in) investing activities	(577,960)	(18,000)	(981,246)

Cash flows from financing activities:
Notes to an officer/stockholder			440,000
Repayment of notes to an officer/stockholder	(90,000)		(90,000)
Proceeds from sale of common stock	1,000,000	24,000	1,554,100
Net cash provided by financing activities	910,000	24,000	1,904,100

Net increase (decrease) in cash	340,981	(21,578)	1,168,736
Cash at beginning of period	827,755	22,532	--
Cash at end of period	$1,168,736	$954	$1,168,736

Supplemental disclosure of cash flow information:
Cash paid for interest			$--
Cash paid for taxes			$--
Supplemental disclosure of noncash investing and
financing activities:
Capital contribution			$3,000
Interest contribution	$12,877		$18,953
Salary contribution	$60,000		$60,000

See notes to the consolidated financial statements (unaudited).

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 11, 2008.

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

3.  Notes to an Officer/Stockholder

The Company has a $350,000 unsecured, non-interest bearing note, payable on demand with its President and major stockholder James Fitzsimons.  In June 2008, the Company repaid a $90,000 unsecured, non-interest bearing note with Mr. Fitzsimons.  During the three and six-month period ended June 30, 2008 the Company recorded interest expense of $6,313 and $12,877, respectively.  Interest is computed at an implied rate of 6% and this amount was recorded as a capital contribution by the Company.

4.  Common Stock

On March 18, 2008, the Company sold 200,000 shares of its common stock to one investor at $5.00 per share (an aggregate of $1,000,000).

5.  Subsequent Events

On August 13, 2008, the Company’s Board of Directors approved a stock dividend on its outstanding shares of common stock.  The ratio for the stock dividend is four shares to each share owned (4:1).  Each shareholder holding one share of common stock will be entitled to receive an additional three shares of the Company’s common stock.  The shares will be mailed to the Company’s shareholders on or about August 31, 2008.  The Company’s issued and outstanding common stock post stock dividend will be 22,680,000 shares.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

On August 13, 2008, the Company acquired from its President, James Fitzsimons, a 50% working interest (41.25% net revenue interest) in the Snake Creek prospect, a 3,200 gross (3,022 net) acre gas development project located in northern Okmulgee County, Oklahoma.  The first well on this acreage, the Snake Creek #1, spaced on 160 acres, has been successfully drilled and completed.  Production equipment, electric power and gas sales meter were connected the first week of August.  The Upper Dutcher zone was fracture stimulated on August 8.  The Company will reimburse Mr. Fitzsimons for his historic costs (acreage and drilling) by issuing a secured, non-interest bearing note, payable on demand for $221,665 and will assume responsibility for all further costs.

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

We are an exploration stage Company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties.  The Company has significant lease holdings on the North Slope of Alaska, the Canadian Provinces of Alberta and Quebec and permit applications pending in Italy.

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

United States

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

On October 25, 2007, Union Energy (Alaska) LLC (“UEA”), a wholly owned subsidiary, was the winning bidder for tracts 254, 258 and 259 in the North Slope Areawide 2007 Competitive Oil and Gas Lease Sale.  The leases, covering 14,680 net acres, were issued on August 1, 2008, with a term of seven years and subject to a 12.5% royalty interest in favor of the State of Alaska.  UEA paid a total of $380,021 to the State of Alaska in respect of the leases.  Tracts 254, 258 and 259 are contiguous and are believed by the Company, based upon current available geological data and maps within the public domain, to contain the Kavik gas field, discovered in 1969, which has been evaluated in detail by the U.S. Department of the Interior, U.S Geological Survey ("USGS").  While the USGS evaluation is encouraging, the Company can not assure that gas in commercial paying quantities will be recovered.

On February 27, 2008, UEA was the winning bidder for tracts 922, 923, 927, 988, 989, 990, 991, 992 and 925 in the State of Alaska North Slope Foothills Areawide 2008 Competitive Oil and Gas Lease Sale. UEA paid a total of $59,565 to the State of Alaska and the Company expects that the leases, covering 9,600 net acres, will be issued on September 1, 2008, with a term of 10 years and subject to a 12.5%

royalty interest in favor of the State of Alaska.  Tracts 922, 923, 927, 988, 989, 990, 991, 992 and 925 are contiguous and are believed by the Company, based upon current available geological data and maps within the public domain, to contain the East Kurupa gas field, discovered by Texaco in 1976.  The USGS has been studying the potential for unconventional over-pressured, continuous gas deposits in the Colville basin that contains the Kurupa anticline and is now interpreting the East Kurupa well to have encountered a thick section of over-pressured gas in Brookian strata.  The Company intends to conduct a detailed geological evaluation of the Kurupa anticline, acquiring seismic data where available.

In Alaska we have retained Frontier Land Inc. (an established land firm and a member of the American Association of Professional Landmen) to conduct negotiations with other leaseholders in respect of their acreage and to acquire other land interests within the vicinity of various tracts.

            Oklahoma

The Company’s three Oklahoma oil and gas farm out agreements are near oil and gas fields with proved developed production and within the general area of the "Woodford shale play".  The Company has not yet finalized geological mapping of the leases and does not make any representations as to their future production, if any.

We must commence an oil and gas test well on any legal location within any drilling and spacing unit established by the Oklahoma Corporation Commission which includes all or part of the leasehold acreage that is the subject of each farm out agreement by December 31, 2008.

In Oklahoma we have retained Keith Summar (a member of the American Association of Petroleum Geologists) as a consultant to assist us in our operations.

Internationally

            Alberta, Canada

On May 14, 2008, the Company was the winning bidder in a Crown Land sale for eight contiguous sections (totaling 5,120 acres) of oil sands leases in the Peace River Oil Sands Area of northern Alberta, Canada.  The bids totaled $250,000 and the leases were issued by Alberta Energy on May 15, 2008, with a term of 15 years.

            Quebec, Canada

On June 23, 2008, the Company received notification from the Province of Quebec that it was the successful applicant for seven oil and gas exploration permits (totaling 121,297 hectares; 299,728 acres) in the Montreal area of the St. Lawrence Lowlands.  The Company paid advance rentals totaling $12,000 to the Province of Quebec and expects that the permits will be formally issued in the fall of 2008 with an initial term of five years.  The Company has committed to a five-year work program following the formal issue of the permits with minimum expenditures of (expressed in Canadian dollars): $0.50 per hectare in the first year; $1.00 per hectare in the second year; $1.50 per hectare in the third year; $2.00 per hectare in the fourth year; and $2.50 per hectare in the fifth year.

            Italy

The Company via its wholly-owned Italian subsidiaries, Mac Oil SRL and Petrocorp Italia SRL, currently has eight pending oil and gas exploration permit applications in Italy with a total area of 222,300 hectares (549,309 acres).

Internationally, we have retained Daniele Albisetti and Christian Ceppi (members of the Swiss Geological Society, the Società Geologica Italiana (Italian Geological Society) and the Geological Association of Canada) as consultants to assist us in our operations.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

During the quarter ended June 30, 2008, we incurred a net loss of $74,864 compared to a net loss of $3,152 for the 2007 quarter.  During the 2008 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $30,300, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $1,000 for the 2007 quarter.  Also during the 2008 quarter, the Company paid general and administrative expenses of $7,892, which included rent, telephone and other office costs, as compared to $2,152 for the 2007 quarter.  Interest expense of $6,313 was computed on the officer/stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

During the six months ended June 30, 2008, we incurred a net loss of $147,414 compared to a net loss of $12,820 for the 2007 period.  The $134,594 net loss increase is due to the fact that the Company had very limited operations during 2007 and paid no rent or salaries.  During the six months ended June 30, 2008, the Company paid compensation and professional fees of $115,900, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $10,000 for the 2007 period.  Also during the six months ended June 30, 2008, the Company paid general and administrative expenses of $12,528, which included rent, telephone and other office costs, as compared to $2,820 for the 2007 period.  During the six months ended June 30, 2008 interest expense of $12,877 was computed on the officer/stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the period.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of June 30, 2008, we had cash of $1,168,736 and working capital of $786,872.  Our net cash provided by financing activities during the period from our inception to June 30, 2008 was $1,904,100.

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

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently a party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

                                                                                            PETROCORP INC.

Date: August 14, 2008                                                           By: /s/ James Fitzsimons

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