Form 10-Q
period 2008-09-30
Petrocorp Inc
filed 2008-11-14
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
OR
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

         Large accelerated filer o  Accelerated filer o  Non-accelerated Filer o  Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o  No x

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,680,000 shares of common stock, par value $.0001 per share, as of October 31, 2008.

PETROCORP INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash	$680,605	$827,755
Accounts receivable	6,720	--
	687,325	827,755

Property and equipment - successful efforts method:
Proved oil and gas properties	106,326	--
Unproved oil and gas properties	1,028,463	385,286
Wells in progress	185,042	--
	1,319,831	385,286

Total assets	$2,007,156	$1,213,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$81,683	$18,886
State of Alaska payable	--	279,500
Notes to an officer/stockholder	560,917	440,000
	642,600	738,386

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; shares issued or outstanding - none	--	--
Common stock; $.0001 par value; 100,000,000 shares
authorized; 22,680,000 and 21,880,000 shares issued
and outstanding, respectively	2,268	2,188
Additional paid-in capital	1,671,817	560,988
Deficit accumulated during exploration stage	(309,529)	(88,521)
	1,364,556	474,655

Total liabilities and stockholders’ equity	$2,007,156	$1,213,041

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Operations (Unaudited)

								June 19, 2006
	Three Months Ended				Nine Months Ended			(inception) to
	September 30,				September 30,			Sept. 30,
	2008		2007		2008	2007		2008

Revenues:
Oil and gas		$7,241	$		$7,241	$		$7,241

Expenses:
Oil and gas		5,205			5,205			5,205
Depreciation								1,071
Exploration		964			964			964
Impairment of equipment				16,929			16,929	16,929
General and administrative		67,270		2,618	195,698		15,438	258,543
Franchise taxes		(364)			5,386			6,986
		73,075		19,547	207,253		33,367	289,698

Loss from operations		(65,834)		(19,547)	(200,012)		(33,367)	(282,457)

Other income (expense):
Interest income		272			272			272
Interest expense		(8,032)			(21,268)			(27,344)
		(7,760)		--	(20,996)		--	(27,072)

Net loss		$(73,594)		$(19,547)	$(221,008)		$(32,367)	$(309,529)

Net loss per common share -
basic and diluted	$	**	$	**	$(0.01)	$	**

Weighted average number of
common shares outstanding		22,680,000		21,080,000	22,337,144		21,003,716

** less than $.01 per share

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

                 Consolidated Statements of Cash Flows (Unaudited)

			June19, 2006
	Nine Months Ended		(Inception) to
	September 30,		Sept. 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(221,008)	$(32,367)	$(309,529)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Capital contribution			3,000
Depreciation		1,071	1,071
Impairment of equipment		16,929	16,929
Interest contribution	20,909		26,985
Salary contribution	90,000		90,000
Changes in operating assets and liabilities:
Accounts receivable	(6,720)		(6,720)
Accrued expenses	62,797	(16,829)	81,683
State of Alaska payable	(279,500)
Net cash (used in) operating activities	(333,522)	(31,196)	(96,581)

Cash flows from investing activities:
Purchase of oil and gas properties	(934,545)		(1,319,831)
Purchase of equipment		(18,000)	(18,000)
Net cash (used in) investing activities	(934,545)	(18,000)	(1,337,831)

Cash flows from financing activities:
Notes to an officer/stockholder	210,917	353,000	650,917
Repayment of notes to an officer/stockholder	(90,000)		(90,000)
Proceeds from sale of common stock	1,000,000	24,000	1,554,100
Net cash provided by financing activities	1,120,917	377,000	2,115,017

Net increase (decrease) in cash	(147,150)	327,804	680,605
Cash at beginning of period	827,755	22,532	--
Cash at end of period	$680,605	$350,336	$680,605

Supplemental disclosure of cash flow information:
Cash paid for interest			$--
Cash paid for taxes			$--
Supplemental disclosure of noncash investing and
financing activities:
Capital contribution			$3,000
Interest contribution	$20,909		$26,985
Salary contribution	$90,000		$90,000

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 11, 2008.

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

3.  Related Party Transactions

In August 2008, the Company acquired from its President, James Fitzsimons, a 50% working interest (41.25% net revenue interest) in the Snake Creek prospect, a 3,200 gross (3,022 net) acre gas development project located in northern Okmulgee County, Oklahoma.  The first well on this acreage, the Snake Creek #1, spaced on 160 acres, has been successfully drilled and completed.  The Middle Dutcher zone was fracture stimulated on August 8 and is in production.  The Company reimbursed Mr. Fitzsimons for his historic costs (acreage and drilling) by issuing a secured, non-interest bearing note, payable on demand for $210,917 and will assume responsibility for all further costs.

At September 30, 2008, the Company has $560,917 in unsecured, non-interest bearing notes (two), payable on demand with its President and major stockholder James Fitzsimons.  In June 2008, the Company repaid a $90,000 unsecured, non-interest bearing note with Mr. Fitzsimons.  During the three and nine month period ended September 30, 2008 the Company recorded interest expense of $8,032 and $20,909, respectively.  Interest is computed at an implied rate of 6% and this amount was recorded as a capital contribution by the Company.

4.  Common Stock

In March 2008, the Company sold 800,000 shares of its common stock to one investor at $1.25 per share (an aggregate of $1,000,000).

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

On August 13, 2008, the Company’s Board of Directors approved a stock dividend on its outstanding shares of common stock.  The ratio for the stock dividend was four shares to each share owned (4:1).  Each shareholder holding one share of common stock received an additional three shares of the Company’s common stock.  The Company’s issued and outstanding common stock post stock dividend is 22,680,000 shares.  All share and per share amounts have been restated to reflect this stock dividend.

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

We are an exploration stage Company engaged in the acquisition, exploration and production, if warranted, development of prospective oil and gas properties.  The Company has significant lease holdings on the North Slope of Alaska, the Canadian Provinces of Alberta and Quebec, permit applications pending in Italy and production in Oklahoma.

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

            Oklahoma

In August 2008, the Company acquired from its President, James Fitzsimons, a 50% working interest (41.25% net revenue interest) in the Snake Creek prospect, a 3,200 gross (3,022 net) acre gas development project located in northern Okmulgee County.  The first well on this acreage, the Snake Creek #1, spaced on 160 acres, has been successfully drilled and completed.  The Middle Dutcher zone was fracture stimulated on August 8 and is in production.  The Company reimbursed Mr. Fitzsimons for his historic costs (acreage and drilling) by issuing a secured, non-interest bearing note, payable on demand for $210,917 and will assume responsibility for all further costs.

The Company’s three Okfuskee County oil and gas farm out agreements are near oil and gas fields with proved developed production and within the general area of the "Woodford shale play".  The Company has not yet finalized geological mapping of the leases and does not make any representations as to their future production, if any.

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

            Italy

The Company via its wholly-owned Italian subsidiaries, Mac Oil SRL and Petrocorp Italia SRL, currently has ten pending oil and gas exploration permit applications in Italy with a total area of 249,540 hectares (616,620 acres).

Internationally, we have retained Daniele Albisetti and Christian Ceppi (members of the Swiss Geological Society, the Società Geologica Italiana (Italian Geological Society) and the Geological Association of Canada) as consultants to assist us in our operations.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

During the quarter ended June 30, 2008, we incurred a net loss of $73,594 compared to a net loss of $19,547 for the 2007 quarter.  During the 2008 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $26,300, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $-0- for the 2007 quarter.  Also during the 2008 quarter, the Company paid general and administrative expenses of $10,970, which included rent, telephone and other office costs, as compared to $318 for the 2007 quarter.  Interest expense of $8,032 was computed on the officer/stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008, we incurred a net loss of $221,008 compared to a net loss of $32,367 for the 2007 period.  The $188,641 net loss increase is due to the fact that the Company had very limited operations during 2007 and paid no rent or salaries.  During the nine months ended September 30, 2008, the Company paid compensation and professional fees of $172,200, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $10,000 for the 2007 period.  Also during the nine months ended September30, 2008, the Company paid general and administrative expenses of $23,498, which included rent, telephone and other office costs, as compared to $5,438 for the 2007 period.  During the nine months ended September 30, 2008 interest expense of $20,909 was computed on the officer/stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the period.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of September 30, 2008, we had cash of $680,605 and working capital of $605,642.  Our net cash provided by financing activities during the period from our inception to September 30, 2008 was $2,115,017.

In March 2008 we raised $1,000,000 from the sale of 800,000 shares of our common stock at $1.25 per share.  These sales were to unaffiliated parties, completed pursuant to the exemption from registration under the Securities Act of 1933, as amended, by Regulation S issued thereunder.

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

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as part of this Report.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer.**
32.2	Section 1350 Certification by the Principal Executive Officer and Principal Financial Officer.**

** Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                            PETROCORP INC.

Date: November 12, 2008                                           By:

        James Fitzsimons, President and CFO