Form 10-K
period 2008-12-31
Petrocorp Inc
filed 2009-04-09
CIK 1393044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

Commission File No.: 333-141993

PETROCORP INC.
--------------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE --------------------------------------------------------- (State or Other Jurisdiction of Incorporation or Organization)	20-5134664 ----------------------------------------------- (I.R.S. Employer Identification No.)

1065 Dobbs Ferry Road, White Plains, New York 10607

---------------------------------------------------------------------------

(Address of Principal Executive Offices)

(914) 674-4373

-------------------------------------------------------------------

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

   Large accelerated filer   Accelerated filer   Non-accelerated Filer   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

   Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2009:  $10,248,000.

The number of shares of the registrant’s common stock outstanding as of February 28, 2009:  22,680,000.

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

PART I

References to “us”, “we” and “our” in this report refer to Petrocorp Inc. together with our subsidiaries.

ITEM 1.  BUSINESS.

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

On September 20, 2007, the Company entered the oil and gas exploration and production business with the acquisition of three separate farm-out agreements from James Fitzsimons.  Mr. Fitzsimons also purchased 17,800,000 shares of the Company’s common stock from certain shareholders, resulting in him owning 84.5% of the Company’s then outstanding shares for $454,000.  Mr. Fitzsimons was elected a director of the Company.

On October 19, 2007, the Company amended its certificate of incorporation changing its name to “Petrocorp Inc.” and effected a five for one forward stock split which increased the authorized common stock to 100,000,000 shares at $.0001 par value.  On August 13, 2008, the Company’s board of directors approved a stock dividend on its outstanding common stock.  The ratio for the stock dividend was four shares to each share owned (4:1).  All share and per share amounts have been restated to reflect these common stock transactions.

Our Current Business

We are an exploration stage Company engaged in the acquisition, exploration and production, if warranted, development of prospective oil and gas properties.  We plan to conduct exploration work on each of our current and future properties in order to ascertain whether any of them possess commercially exploitable quantities of oil and gas reserves.  The Company has significant lease holdings on the North Slope of Alaska, the Canadian Provinces of Alberta and Quebec, permit applications pending in Italy and Netherlands, and oil and gas production in Oklahoma.

            Alaska

On October 25, 2007, Union Energy (Alaska) LLC (“UEA”), our subsidiary, was the winning bidder for tracts 254, 258 and 259 in the North Slope Areawide 2007 Competitive Oil and Gas Lease Sale.  The leases, covering 14,680 net acres, were issued on August 1, 2008, with a term of seven years and subject to a 12.5% royalty interest in favor of the State of Alaska.  UEA paid a total of $380,021 to the State of Alaska in respect of the leases.  These tracts are contiguous and the Company believes, based upon current available geological data and maps from the public domain, to contain the Kavik gas field, discovered in 1969, which has been evaluated in detail by the U.S. Department of the Interior, U.S Geological Survey ("USGS").

On February 27, 2008, UEA was the winning bidder for tracts 922, 923, 927, 988, 989, 990, 991, 992 and 925 in the State of Alaska North Slope Foothills Areawide 2008 Competitive Oil and Gas Lease Sale. The leases, covering 9,600 net acres, were issued on September 1, 2008, with a term of 10 years and subject to a 12.5% royalty interest in favor of the State of Alaska.  UEA paid a total of $59,565 to the State of Alaska in respect of the leases.  These tracts are contiguous and the Company believes, based upon current available geological data and maps from the public domain, to contain the East Kurupa gas field, discovered by Texaco in 1976.  The USGS has been studying the potential for unconventional over-pressured, continuous gas deposits in the Colville basin that contains the Kurupa anticline and is now interpreting the East Kurupa well to have encountered a thick section of over-pressured gas in Brookian strata.

The Alaska leases are in areas which the Company believes are promising for gas production although the Company does not make any representations as to their future production, if any.  Furthermore, any gas recovered from our Alaska leases will not be salable unless or until a proposed North Slope gas pipeline is completed.  We have retained Frontier Land Inc. (an established land firm and a member of the American Association of Professional Landmen) to conduct negotiations with other leaseholders regarding their acreage and to acquire other land interests within the vicinity of our tracts.

            Oklahoma

On August 12, 2008, the Company acquired from its President, James Fitzsimons, a 50% working interest (41.25% net revenue interest) in the Snake Creek prospect, a 3,200 gross (3,022 net) acre gas development project located in northern Okmulgee County.  The Company reimbursed Mr. Fitzsimons for his historic costs (acreage and drilling) by issuing a secured, non-interest bearing note, payable on demand for $210,917 and assumed responsibility for all further costs.

On November 30, 2008, the Company acquired from Mr. Fitzsimons, a 100% working interest (81.25% net revenue interest) in the Spanish Peak prospect, a 2,041 gross (900 net) acre gas development project located in Okmulgee County, Oklahoma.  The Company reimbursed Mr. Fitzsimons for his historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $173,141 and assumed responsibility for all further costs.

On March 31, 2009, the Company purchased 171 oil and gas lease interests totaling 3,827 gross (2,666 net) acres in Okfuskee and Okmulgee Counties, Oklahoma from CH4 Energy, Inc., a company controlled by Soladino Investments SA at a cost of $583,823.  The Company reimbursed Soladino for its historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $583,823 and assumed responsibility for all further costs.

The Company’s Okfuskee and Okmulgee County oil and gas leases are near oil and gas fields with proved developed production and within the general area of the “Woodford shale play”.  We have retained Keith Summar (a member of the American Association of Petroleum Geologists) as a consultant to assist us in our Oklahoma operations.

            Alberta, Canada

On May 14, 2008, the Company was the winning bidder in a Crown Land sale for eight contiguous sections (totaling 5,120 acres) of oil sands leases in the Peace River Oil Sands Area of northern Alberta, Canada.  The bids totaled $250,000 and the leases were issued by Alberta Energy on May 15, 2008, with a term of 15 years.

            Quebec, Canada

On June 23, 2008, the Company received notification from the Province of Quebec that it was the successful applicant for seven oil and gas exploration permits (totaling 121,297 hectares; 299,728 acres) in the Montreal area of the St. Lawrence Lowlands.  The Company paid advance rentals totaling $12,000 to the Province of Quebec and expects that the permits will be formally issued in the spring of 2009 with an initial term of five years.  The Company has committed to a five-year work program following the formal issue of the permits with minimum expenditures of (expressed in Canadian dollars): $0.50 per hectare in the first year; $1.00 per hectare in the second year; $1.50 per hectare in the third year; $2.00 per hectare in the fourth year; and $2.50 per hectare in the fifth year.

            Italy

On January 20, 2009, the Government of Italy made the preliminary awards of the competitive oil and gas exploration licenses, “Fiorenzuola D'Arda” located in the Po Valley and “Montottone” located in the Marche region, in favor of Mac Oil SpA, our subsidiary.  On March 24, 2009, the Government of Italy made the preliminary award of the competitive oil and gas exploration license, “Melzo” located in the Po Valley, again in favor of Mac Oil SpA. The three Italy licenses cover a net surface area of 115,760 hectares (285,827 acres).

The Company also has two competitive oil and gas exploration license applications pending awaiting adjudication by the Ministry of Economic Development in Italy covering a net surface area of 27,240 hectares (67,259 acres).

            Netherlands

The Company has one license application pending covering a net surface area of 68,284 hectares (168,602 acres).

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

Oil and Gas Regulation

The governmental laws and regulations which could have a material impact on our Company are as follows:

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

State laws may regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states, including Oklahoma, allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

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

Internet Website

Our website address is http://www.petrocorp.us.

Item 1A.  Risk Factors.

You should carefully consider the risks described below, which constitute the material risks facing us.  If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

Our exploratory drilling operations may not be successful, our business may fail and investors may lose their entire investment in our Company.

There can be no assurance that our future drilling activities will be successful. We may not recover all or any portion of our capital investment in the wells. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition and would likely result in the ultimate failure of our business operations. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment. If our exploratory drilling operations are not successful, our business may fail and investors may lose their entire investment in our Company.

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

Risks Related to Our Company

If we do not continue to obtain additional financing, our business will fail.

Our current operating funds are less than necessary to commence and complete all intended test wells on the Oklahoma and Alaska properties covered by our oil and gas leases. Therefore, we will need to obtain additional financing in order to complete our business plan.  We currently have limited operations and we have minimal oil and gas sales.

As of February 28, 2009, we have cash on hand of approximately $523,000 representing the remaining proceeds of our two financing transactions and loans from our president.  In order to commence and complete all intended test wells on the Oklahoma properties covered by the oil and gas leases, we anticipate that we will need to spend a minimum of $600,000.  Exploration (and if successful, development) of the Alaska prospects is unlikely to commerce until the next decade and it is impossible to forecast these costs at this time.  Nevertheless, we will require substantial additional financing to cover such costs.  Furthermore, we will require additional financing to sustain our business operations if we are not successful in earning revenues once drilling is complete.

We do not currently have any arrangements for financing and may not be able to find such financing. Our ability to obtain additional financing will be subject to a number of factors, including the market price for oil and gas, the success of our initial test wells and general market conditions. These factors will make the timing, amount, terms or conditions of financing uncertain and additional financing may be unavailable to us.  If we do not obtain additional financing, our business will fail.

We are a new entrant into the oil and gas industry without a profitable or long operating history. We do not have any significant income producing oil and gas properties and we have limited financial resources. We have not yet commenced our exploration activities nor have we generated any significant revenue since our incorporation. There is no means by which investors can evaluate our potential for success and there is no assurance that we will ever operate profitably.

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

None of our properties covered by the oil and gas leases/permits have yet been fully evaluated by the Company. We will not know for certain, prior to drilling and testing, whether natural gas or oil will be present in those properties or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. The cost of drilling, completing and operating any well is uncertain and any wells we drill may not be productive. If we never find commercially viable resources of oil and gas, our business will fail and investors will likely lose their entire investment in our Company.

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

James Fitzsimons, our president, owns Soladino Investments SA, a Swiss corporation, that owns approximately 78.5% of our common stock and this interest could conflict with other investors, which could cause other investors to lose all or part of their investment.

James Fitzsimons, our president and a director, owns Soladino Investments SA, a Swiss corporation, that owns 17,800,000 shares of our common stock, or 78.5% of the Company’s issued and outstanding shares. Due to this stock ownership, James Fitzsimons is able to substantially influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders.  This stock ownership and potential effective control on all matters relating to the business and operations of our Company could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to effect any change in the course of business of our Company.  This lack of shareholder control could prevent the shareholders from removing from the board of directors any directors who are not managing the Company with sufficient skill to make it profitable, which could prevent us from becoming profitable and cause investors to lose all or part of their investment in our Company.

Risks Related to Our Securities

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

We are authorized to issue up to 1,000,000 shares of preferred stock, $.0001 par value.  To date we have not issued any shares of preferred stock and have no plans to do so.  Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the board of directors may fix and determine from time to time.  Any such preferences may operate to the detriment of the rights of the holders of our common shares.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities registered in our SB-2, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Leasehold Acreage

We own interests in developed and undeveloped oil and natural gas acreage in the locations set forth below as of December 31, 2008.  These ownership interests generally take the form of working interests in oil and natural gas leases or licenses that have varying terms.

                                                                      Developed Acreage              Undeveloped Acreage

State or Country	Gross	Net	Gross	Net
Alaska			24,280	24,280
Oklahoma	1,504	752	4,875	2,057
Canada			286,713	286,713
Italy (1)
Netherlands (2)
Total	1,504	752	315,868	313,050

(1)  On January 20, 2009, the Government of Italy made the preliminary awards of the competitive oil and gas exploration licenses, “Fiorenzuola D'Arda” located in the Po Valley and “Montottone” located in the Marche region, in favor of Mac Oil SpA, our subsidiary.  On March 24, 2009, the Government of Italy made the preliminary award of the competitive oil and gas exploration license, “Melzo” located in the Po Valley, again in favor of Mac Oil SpA. The three Italy licenses cover a net surface area of 115,760 hectares (285,827 acres).

The Company also has two competitive oil and gas exploration license applications pending awaiting adjudication by the Ministry of Economic Development in Italy covering a net surface area of 27,240 hectares (67,259 acres).

(2)   One license application pending covering a net surface area of 68,284 hectares (168,602 acres).

Leasehold Acreage Costs

We have capitalized leasehold acreage costs in developed and undeveloped oil and natural gas acreage in the locations set forth below as of December 31, 2008.

                                                                                                                   Capitalized Acreage Costs

State or Country	Developed	Undeveloped
Alaska		$ 442,086
Oklahoma (1)	$ 304,053	215,997
Canada		277,129
Italy		228,868
Netherlands		25,760
Total	$ 304,053	$ 1,189,840

(1)  On March 31, 2009, the Company purchased 171 oil and gas lease interests totaling 3,827 gross (2,666 net) acres in Okfuskee and Okmulgee Counties, Oklahoma from CH4 Energy, Inc., a company controlled by Soladino Investments SA at a cost of $583,823.  The Company reimbursed Soladino for its historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $583,823 and assumed responsibility for all further costs.

Oil and Gas Drilling Activity

We own working interests in one gross (.5 net) producing oil well and two gross (1.0 net) producing gas wells at December 31, 2008.  Of the three gross productive wells one had dual completions.  At December 31, 2008, we had six gross wells in progress.  The Company currently does not yet have sufficient production records to compute the quantities of proved oil and gas reserves as required by SEC Regulation S-X, Rule 4-10(a).

Corporate Offices

Our office is located at 1065 Dobbs Ferry Road, White Plains, NY 10607 and our telephone number is (914) 674-4373.  Should we require a regular permanent office we will attempt to locate one in the vicinity of our leases and we believe that suitable properties are available at reasonable costs.

ITEM 3.  LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the Company’s fourth quarter.

PART II

ITEM 5.  MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Stock Split/ Dividends

On October 19, 2007, the Company effected a five for one forward stock split which increased the authorized common stock to 100,000,000 shares at $.0001 par value.  On August 13, 2008, the Company’s board of directors approved a stock dividend on its outstanding common stock.  The ratio for the stock dividend was four shares to each share owned (4:1).

Market Information

Our common stock trades on the Over the Counter Bulletin Board under the symbol “PTCP”.  The following table sets forth for the periods indicated the high and low prices per share of our common stock as quoted by the OTCBB, respectively:

	Price Range of
	Common Stock (1)
Fiscal Year	High	Low
YeYear Ended December31, 2008
FirFourth Quarter	$2.10	$2.10
SSThird Quarter	$2.20	$2.10
ThSecond Quarter	$1.80	$1.80
FoFirst Quarter	$-	$-

(1)  There were no trades in our common stock until May 2008.

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of February 28, 2009, we had five shareholders of record and 22,680,000 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

On December 27, 2007, the Company sold 800,000 shares of its common stock to one investor at $.625 per share (an aggregate of $500,000).  On March 18, 2008, the Company sold 800,000 shares of its common stock to one investor at $1.25 per share (an aggregate of $1,000,000).  The shares were sold in transactions exempt from registration under Regulation S of the Securities Act of 1933, as amended.  The shares are not registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.  The purchasers of the shares represented that they were acquiring the shares for their own account, for investment, and that the purchasers were not US Persons within the meaning of Regulation S.  The Company has no obligation to register the resale of the shares under the Securities Act.  The proceeds from the sale of the shares will be used for working capital purposes.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Overview

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect.  In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements.  We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

•	our ability to raise additional capital and secure additional financing;
•	anticipated trends in our financial condition and results of operations;
•	our ability to hire and retain key employees;
•	Risks related to diverting management’s attention from ongoing business operations.

Background

Prior to September 2007, the Company’s business model provided telephonic conferencing services to businesses, organizations and individuals in North America.  Due to capital constraints and because its executives could no longer serve the Company without compensation, the Company decided to change directions.

Plan of Operation

Our plan of operation for 2009 is to continue drilling test wells on our Oklahoma oil and gas leases.  We anticipate the cost of these programs will be approximately $600,000, however, this figure could be reduced, possibly substantially, by third-party working interest participation, arising particularly as a result of spacing and pooling applications and hearings.

We anticipate spending approximately $50,000 in 2009 geologically evaluating our oil and gas exploration permits in the Province of Quebec.

During 2009 we also anticipate spending $100,000 on administrative expenses, including fees payable in connection with our compliance reporting obligations as a public company, such as legal, accounting and audit fees.

Total expenditures in 2009 therefore could be at least $750,000.  While we have cash on hand to cover most of these expenses, we could require additional funding.  We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock or loans from directors. We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

We are in the process of determining our personnel needs. We intend to hire consultants over the course of the next twelve months.  To attract qualified personnel, we intend to offer percentages of the Company’s working interest in its oil and gas properties.

Results of Operations

For the year ended December 31, 2008, we had revenues of $24,151, oil and gas exploration costs of $28,297 and incurred a loss of $346,414, as compared to no revenues and a loss of $61,124 in 2007. Salaries in 2008 were $120,000 as compared to $10,000 in 2007.  Professional fees in 2008 were $156,368 as compared to $20,600 in 2007.  General and administrative expenses for 2008 were $29,599 as compared to $5,648 in 2007.  In addition, we incurred interest expense of $30,633 in 2008 as compared to $6,076 in 2007.  The increase in our 2008 expenses is the result of the Company changing its business plan from telephonic conferencing services to the oil and gas sector.  The Company recorded a $16,929 impairment charge in 2007 related to its telephonic equipment.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of December 31, 2008, we had cash of $556,035 and negative working capital of $215,378.  Our net cash provided by financing activities from June 19, 2006 (inception) to December 31, 2008 was $2,288,158

In March 2008 we raised $1,000,000 from the sale of 800,000 shares of our common stock at $.625 per share.  This sale was to an unaffiliated party, completed pursuant to an exemption from registration under the Securities Act of 1933, as amended, by Regulation S issued thereunder.

At December 31, 2008, the Company has a $734,058 note payable to Soladino Investments SA , a Swiss corporation owned by our president, Mr. Fitzsimons.  The note is secured by the Company’s oil and gas leases, is non interest bearing and payable upon demand.

On March 31, 2009, the Company purchased 171 oil and gas lease interests totaling 3,827 gross (2,666 net) acres in Okfuskee and Okmulgee Counties, Oklahoma from CH4 Energy, Inc., a company controlled by Soladino Investments SA at a cost of $583,823.  The Company reimbursed Soladino for its historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $583,823 and assumed responsibility for all further costs.

We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock or loans from directors. We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent except that exploratory operations, particularly in Alaska, may be hampered by severe winter weather conditions.  Since energy costs are a key component of inflation, we do not believe that our results will be materially impacted by inflation in the current fiscal year.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no material revenue generating activities that give rise to significant assumptions or estimates. Our most critical accounting policies relate to the accounting and disclosure of related party transactions. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2008 and 2007, and the reports thereon of Li & Company, respectively are included in this annual report.

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS and PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including James Fitzsimons, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, Mr. Fitzsimons concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including James Fitzsimons, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART 1II

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of February 28, 2009 are:

Name	Age	Position(s) with the Company
James Fitzsimons	48	Director, CEO, President and CFO (1)
Stephen M. Siedow	59	Director and CFO (1)
Frank J. Hariton	60	Secretary

(1)  Mr. Siedow was appointed CFO on March 16, 2009 effective March 1, 2009.

James Fitzsimons has been a director of our Company since September 20, 2007.  Mr. Fitzsimons is an elected member of the Schweizerische Vereinigung von Petroleum-Geologen und Ingeneuren (Swiss Association of Petroleum Geologists and Engineers) and during the past five years has been employed by Reta Holding SA of Paradiso, Switzerland, also serving on the board of directors of Kapital Finanz und Treuhand Gesellshaft (Capital Finance and Trust Company) a licensed and regulated asset and fund management company and a full member of SECA (Swiss Private Equity & Corporate Finance Association).  Mr. Fitzsimons has been active in the mineral extraction industry for over 15 years, and has been involved in the Oklahoma oil and gas industry for over five years.  Mr. Fitzsimons received a Bachelor of Laws degree from University College London.  His industry knowledge comes from direct experience of the oil and gas business both in Europe and the United States.

Stephen M. Siedow has been a director of our Company since December 2007.  Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.  From 1974 to 1982 he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado and in 1982, he formed Stephen M. Siedow, PC a professional accounting firm providing auditing, management consulting and tax services to corporations, partnerships and individuals.  Mr. Siedow specializes in public and SEC accounting and has experience in industries including construction, mining, oil and gas, and mergers/acquisitions.

Frank J. Hariton has been secretary of our Company since September 2007 and is an attorney in private practice in New York State.  Mr. Hariton received his BA (1971) and JD (1974 from Case Western Reserve University.

Family Relationships

There are no family relationships among our officers or directors.

Involvement in Certain Legal Proceedings

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC other than as set forth in “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.  None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board.

Code of Ethics

Due to its small size, the Company has not adopted a code of ethics.  The Company will adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions.  As required by SEC rules, we will report the nature of any change or waiver of our code of ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2008 and 2007; provided, however, any payments to these officers were paid as consultants, not employees, of the Company, as the Company has not yet hired full or part-time employees. We may, once we are operational, implement employee benefits that will be generally available to all employees and subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.  Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James Fitzsimons, CEO, President, CFO and Director (1)	2008	$120,000							$120,000
	2007	$-0-							$-0-

Stephen M. Siedow, Director (2)	2008 2007	$-0- $-0-							$-0- $-0-

Frank J. Hariton, Secretary (3)	2008	$-0-							$-0-
	2007	$-0-							$-0-

Peter Destler, former CEO, President, and Director (4)	2007	$-0-							$-0-

Deborah Destler, former VP, Secretary and Director (4)	2007	$-0-							$-0-

(1)

James Fitzsimons has been the Company’s CEO, President and CFO since December 17, 2007 when Mssrs. Peter Destler and Deborah Destler resigned.  Mr. Fitzsimons was first elected a director of our Company on September 20, 2007.

(2)

Stephen M. Siedow has been a director since December 2007.  Mr. Siedow was appointed CFO on March 16, 2009 effective March 1, 2009.  The Company paid Mr. Siedow $77,700 for accounting/consulting fees in 2008 and $2,300 in 2007.

(3)	Frank J. Hariton has been the Company’s secretary since September 2007. Mr. Hariton was paid $26,500 for legal services in 2008 and $16,000 in 2007.

(4)

On December 17, 2007 Mssrs. Peter Destler and Deborah Destler resigned as officers and directors of our Company.  Fees paid to Peter Destler and Deborah Destler in 2007 were as consultants to the Company.  Deborah Destler is the sister-in-law of Peter Destler.

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors.

Employment Agreements

We do not have employment agreements with any of our executive officers or directors.  We have verbal understandings with our executive officers regarding monthly retainers and reimbursement for actual out-of-pocket expenses.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Employee Benefit Plans

None

Indemnification of Directors and Executive Officers and Limitation of Liability

Pursuant to the General Corporation Law of Delaware our Certificate of Incorporation provides that no director will have any personal liability to us or to any of our shareholders for monetary damages for breach of fiduciary duty as a director; provided, however, that this exclusion does not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to us or our shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under §174 of the General Corporation Law of Delaware, or (iv) for any transaction from which the director derived an improper personal benefit.

ITEM 12.   SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of February 28, 2009, the stock ownership of (i) each of our named executive officers and directors, (ii)all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address	Amount & Nature
of Beneficial	of Beneficial	Percent
Owner (1)	Ownership (2)	of Class

James Fitzsimons (3)	17,800,000	78.50%
Selnaustrasse 3
8001 Zurich
Switzerland

Stephen M. Siedow	-0-	-0- %
13047 W. Iliff Drive
Lakewood, CO 80228

Frank J. Hariton	-0-	-0- %
1065 Dobbs Ferry Road
White Plains, NY 10607

Soladino Investments SA (3)	17,800,000	78.50%
Via Quadrellas 4
CH-7500 St.
Moritz, Switzerland

All officers and directors
as a group (3 persons)	17,800,000	78.50%

(1)

Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities.  Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.

(2)

The beneficial ownership percent in the table is calculated with respect to the number of outstanding shares 22,680,000 of the Company’s common stock as of February 28, 2009, and each stockholder’s ownership is calculated as the number of shares of common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

(3)	Soladino Investments SA is a Swiss corporation owned by James Fittzsimons.

The term “named executive officer” refers to our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2008, and two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers of the Company at the end of 2008.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions with Related Persons

On August 12, 2008, the Company acquired from its president, James Fitzsimons, a 50% working interest (41.25% net revenue interest) in the Snake Creek prospect, a 3,200 gross (3,022 net) acre gas development project located in northern Okmulgee County, Oklahoma.  The first well on this acreage, the Snake Creek #1, spaced on 160 acres, has been successfully drilled and completed.  The Middle Dutcher zone was fracture stimulated and is in production.  The Company reimbursed Mr. Fitzsimons for his historic costs (acreage and drilling) by issuing a secured, non-interest bearing note, payable on demand for $210,917 and assumed responsibility for all further costs.

On November 30, 2008, the Company acquired from Mr. Fitzsimons, a 100% working interest (81.25% net revenue interest) in the Spanish Peak prospect, a 2,041 gross (900 net) acre gas development project located in Okmulgee County, Oklahoma.  The Company reimbursed Mr. Fitzsimons for his historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $173,141 and assumed responsibility for all further costs.

On December 1, 2008, James Fitzsimons transferred his 78.5% stock ownership in Petrocorp Inc. and three outstanding promissory notes (totaling $734,058) to Soladino Investments SA (“Soladino”), a Swiss corporation owned by Mr. Fitzsimons.  The Company issued Soladino a $734,058 note, which is secured by the Company’s oil and gas leases, is non interest bearing and payable upon demand.

On March 31, 2009, the Company purchased 171 oil and gas lease interests totaling 3,827 gross (2,666 net) acres in Okfuskee and Okmulgee Counties, Oklahoma from CH4 Energy, Inc., a company controlled by Soladino Investments SA at a cost of $583,823.  The Company reimbursed Soladino for its historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $583,823 and assumed responsibility for all further costs.

During the year ended December 31, 2008, the Company imputed interest expense related to these notes of $30,274.  Interest was imputed at an implied rate of 6% and the amounts were recorded as capital contributions by the Company.

The Company was provided management services by its president, Mr. Fitzsimons during 2008 at no cost.  The Company recorded the $120,000 estimated value of these services as compensation expense and as a capital contribution.

Director Independence

Our current directors are James Fitzsimons and Stephen M. Siedow.  We are not currently subject to corporate governance standards defining the independence of our directors.  We have not yet adopted an independence standard or policy, although we intend to do so in the near future. Accordingly, the Company’s Board currently determines the independence of each Director and nominee for election as a Director.  The Board has determined that none of the Company’s directors currently qualifies as an independent director.  We do not list the “independent” definition we use on our Internet website.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $14,000 and $7,500, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART 1V

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form.  As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-141993).
3.2	Bylaws (Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-141993).
3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 5, 2007).
4.1	Specimen Stock Certificate (Incorporated by reference to like numbered exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on April 11, 2008).
10.1

Consulting Agreement, dated March 12, 2008, between the Company and Keith G. Summar ( Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed April 11, 2008).

21	Description of Subsidiaries. **
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. **
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. **
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer. **
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer. **

•         ** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2009

PETROCORP INC.

                                                                                By /s/ James Fitzsimons

                                                                                                      James Fitzsimons

                                                                                                      CEO and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Fitzsimons James Fitzsimons	Director, CEO and President	April 7, 2009

/s/ Stephen M. Siedow Stephen M. Siedow	Director and CFO	April 7, 2009

PETROCORP INC.

(An Exploration Stage Company)

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the years ended December 31, 2008 and
2007 and for the period June 19, 2006 (inception) through December 31, 2008	F-3

Consolidated Statement of Stockholders’ Equity for the period June 19, 2006
(inception) through December 31, 2008	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and
2007 and for the period June 19, 2006 (inception) through December 31, 2008	F-5

Notes to the Consolidated Financial Statements	F-6-F-14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Petrocorp Inc.

White Plains, New York

We have audited the accompanying consolidated balance sheets of Petrocorp Inc. and subsidiaries (an exploration stage company) (collectively, “Petrocorp” or the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period June 19, 2006 (inception) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, and for the period June 19, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the exploration stage, a net loss from operations and net cash used in operations for the year ended December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 3, 2009

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

ASSETS

	December 31,
	2008	2007

Current assets:
Cash	$556,035	$827,755
Revenue receivables	33,962	-
Total current assets	589,997	827,755

Oil and gas properties (successful efforts method):
Developed	304,053	-
Undeveloped	1,189,840	385,286
Total oil and gas properties	1,493,893	385,286

Total assets	$2,083,890	$1,213,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$71,317	$18,886
State of Alaska payable	-	279,500
Notes payable to majority stockholder	734,058	440,000
Total current liabilities	805,375	738,386

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares
authorized, 22,680,000 and 21,880,000 shares issued
and outstanding, respectively	2,268	2,188
Additional paid-in capital	1,711,182	560,988
Deficit accumulated during the exploration stage	(434,935)	(88,521)
Total stockholders’ equity	1,278,515	474,655

Total liabilities and stockholders’ equity	$2,083,890	$1,213,041

See accompanying notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

			June 19, 2006
			(inception) to
	Year Ended December 31,		December 31,
	2008	2007	2008

Revenues:
Oil and gas	$24,151	$-	$24,151

Costs and expenses:
Oil and gas	18,838		18,838
Depletion, depreciation and amortization	3,750	1,071	4,821
Exploration	5,709		5,709
Impairment of equipment		16,929	16,929
Salaries	120,000	10,000	130,000
Professional fees	156,368	20,600	176,968
General and administrative	29,599	5,648	61,444
Franchise taxes	7,386	800	8,986
	341,650	55,048	424,095
Loss from operations	(317,499)	(55,048)	(399,944)

Other income (expense):
Interest income	1,718		1,718
Interest expense	(30,633)	(6,076)	(36,709)
	(28,915)	(6,076)	(6,076) (34,991)
Loss before income taxes	(346,414)	(61,124)	(434,935)

Provision for income taxes	-	-	-
Net loss	$(346,414)	$(61,124)	$(434,935)

Net loss per common share -
basic and diluted	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding	22,680,000	20,342,500

See accompanying notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period June 19, 2006 (Inception) through December 31, 2008

				Deficit
			Additional	Accumulated
	Common Stock		Paid-in	from
	Shares	Amount	Capital	Inception

Balances, June 19, 2006 (inception)	-	$-	$-	$-
Common stock issued for cash	20,000,000	2,000	(1,900)
Common stock issued for cash	600,000	60	29,940
Net loss for the period				(27,397)
Balances, December 31, 2006	20,600,000	2,060	28,040	(27,397)
Common stock issued for cash	480,000	48	23,952
Capital contribution			3,000
Common stock issued for cash	800,000	80	499,920
Interest contribution			6,076
Net loss for the year				(61,124)
Balances, December 31, 2007	21,880,000	2,188	560,988	(88,521)
Common stock issued for cash	800,000	80	999,920
Salary contribution			120,000
Interest contribution			30,274
Net loss for the year				(346,414)
Balances, December 31, 2008	22,680,000	$2,268	$1,711,182	$(434,935)

See accompanying notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			June19, 2006
			(inception) to
	Year Ended December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(346,414)	$(61,124)	$(434,935)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Capital contribution		3,000	3,000
Depletion, depreciation and amortization	3,750	1,071	4,821
Impairment of equipment		16,929	16,929
Salary contribution	120,000		120,000
Interest contribution	30,274	6,076	36,350
Changes in operating assets and liabilities:
Accounts receivable	(33,962)		(33,962)
Accrued expenses	52,431	(943)	71,317
State of Alaska payable	(279,500)	279,500	-
Net cash (used in) provided by operating activities	(453,421)	244,509	(216,480)

Cash flows from investing activities:
Acquisition of oil and gas properties	(1,112,357)	(385,286)	(1,497,643)
Purchase of equipment	-	(18,000)	(18,000)
	(1,112,357)	(403,286)	(1,515,643)

Cash flows from financing activities:
Notes payable to majority stockholder	384,058	440,000	824,058
Repayment of notes to majority stockholder	(90,000)	-	(90,000)
Proceeds from sale of common stock	1,000,000	524,000	1,554,100
Net cash provided by financing activities	1,294,058	964,000	2,288,158

Net (decrease) increase in cash	(271,720)	805,223	556,035
Cash at beginning of year	827,755	22,532	-
Cash at end of year	$556,035	$827,755	$556,035

Supplemental disclosure of cash flow information:
Cash paid for interest	$359		$359
Cash paid for taxes	$-		$-
Supplemental disclosure of noncash investing and
financing activities:
Capital contribution	$-	$3,000	$3,000
Salary contribution	$120,000		$120,000
Interest contribution	$30,274	$6,076	$36,350

See accompanying notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 - Organization and Operations

Petrocorp Inc., an exploration stage company, was incorporated on June 19, 2006 under the laws of the State of Delaware.  Prior to September 2007, the Company’s business model provided telephonic conferencing services to businesses, organizations and individuals in North America.  Due to capital constraints and because its executives could no longer serve the Company without compensation, the Company decided to change its business directions.

On September 20, 2007, the Company entered the oil and gas exploration and production business with the acquisition of three separate farm-out agreements from James Fitzsimons.  Mr. Fitzsimons also purchased 17,800,000 shares of the Company’s common stock from certain shareholders, resulting in him owning 84.5% of the Company’s then outstanding shares for $454,000.  Mr. Fitzsimons was elected a director of the Company.

On October 19, 2007, the Company amended its certificate of incorporation changing its name to “Petrocorp Inc.” and effectuated a five for one forward stock split which increased the authorized common stock to 100,000,000 shares at $.0001 par value.

On August 13, 2008, the Company’s board of directors approved a stock dividend on its outstanding common stock.  The ratio for the stock dividend was four shares to each share owned (4:1).

All share and per share amounts have been restated to reflect these common stock transactions.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of Petrocorp Inc. and its wholly-owned subsidiaries: Petrocorp (Oklahoma) Inc., Union Energy (Alaska) LLC, Mac Oil SpA and Petrocorp Italia SRL (collectively, “Petrocorp” or the “Company”).  All intercompany accounts and transactions have been eliminated.

Exploration stage company

The Company is an exploration stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  Although the Company has recognized some nominal amount of revenue, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company.  All losses since inception have been considered part of the Company’s exploration stage activities.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

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

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value.  The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

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

Furniture, equipment and other

Furniture and other office and field equipment are recorded at cost.  Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized.  Leasehold improvements are amortized over the lesser of five years or the life of the lease.  Maintenance and repairs are expensed when incurred. Depreciation of other property and equipment is computed using the straight-line method over their estimated useful lives of three to ten years.  Upon retirement or disposition of assets, the costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

In September 2007, the Company recorded an impairment charge of $16,929 related to its telephonic equipment when the Company changed the direction of its efforts from telephonic conferencing services to the oil and gas sector.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, revenue receivables, accounts payable, accrued expenses, and the State of Alaska payable approximate their fair values because of the short maturity of these instruments.  The notes payable to majority stockholder approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2008 and 2007.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between thirty (30) and ninety (90) days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to the purchaser.  At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

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

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is anti-dilutive.  The Company had no potentially dilutive securities for the years ended December 31, 2008 or 2007.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

  of management’s assessment of the effectiveness if its internal control over financial reporting as of year end; and

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

  of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No. 161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the application of SFAS No. 161 to have a material effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on its financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 3 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  At December 31, 2008, the Company had a deficit accumulated during the exploration stage of $434,935, a net loss of $346,414 with revenues of $24,151 and cash used in operations of $453,421 for the year then ended.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate measurable revenues, the Company’s cash position may not be sufficient to support its daily operations.  Management intends to raise additional capital through sales of its securities or loans from its majority shareholder.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan, generate sufficient revenues and raise additional capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Oil and Gas Properties

Leasehold Acreage

Petrocorp owns interests in developed and undeveloped oil and natural gas acreage in the locations set forth below as of December 31, 2008.  These ownership interests generally take the form of working interests in oil and natural gas leases or licenses that have varying terms.

                                                                      Developed Acreage              Undeveloped Acreage

State or Country	Gross	Net	Gross	Net
Alaska			24,280	24,280
Oklahoma	1,504	752	4,875	2,057
Canada			286,713	286,713
Italy (1)
Netherlands (2)
Total	1,504	752	315,868	313,050

(1) On January 20, 2009, the Government of Italy made the preliminary award of the competitive oil and gas exploration licenses, “Fiorenzuola D'Arda” located in the Po Valley and “Montottone” located in the Marche region, in favor of Mac Oil SpA, our subsidiary.  On March 24, 2009, the Government of Italy made the preliminary award of the competitive oil and gas exploration license, “Melzo” located in the Po Valley, again in favor of Mac Oil SpA. The three Italy licenses cover a net surface area of 115,760 hectares (285,827 acres).

The Company also has two competitive oil and gas exploration license applications pending awaiting adjudication by the Ministry of Economic Development in Italy covering a net surface area of 27,240 hectares (67,259 acres).

(2)  One license application pending covering a net surface area of 68,284 hectares (168,602 acres).

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Leasehold Acreage Costs

Petrocorp has capitalized leasehold acreage costs in developed and undeveloped oil and natural gas acreage in the locations set forth below as of December 31, 2008 and 2007.

                                                                                                Capitalized Acreage Costs

	2008		2007
State or Country	Developed	Undeveloped	Undeveloped
Alaska		$ 442,086	$ 369,500
Oklahoma	$ 304,053	215,997	15,786
Canada		277,129
Italy		228,868
Netherlands		25,760
Total	$ 304,053	$ 1,189,840	$ 385,286

Oil and Gas Drilling Activity

The Company owns working interests in one gross (.5 net) producing oil well and two gross (1.0 net) producing gas wells at December 31, 2008.  Of the three gross productive wells one had dual completions.  At December 31, 2008, Petrocorp had six gross wells in progress.

Note 5 - Notes Payable to Majority Stockholder

At December 31, 2007, the Company had $440,000 in unsecured, non-interest bearing notes (two), payable on demand with its president and majority stockholder James Fitzsimons.  In June 2008, the Company repaid a $90,000 unsecured, non-interest bearing note with Mr. Fitzsimons.

On December 1, 2008, Mr. Fitzsimons transferred his 78.5% stock ownership in Petrocorp Inc. and three outstanding promissory notes (totaling $734,058) to Soladino Investments SA (“Soladino”), a Swiss corporation owned by Mr. Fitzsimons.  At December 31, 2008, the Company has a note payable to Soladino for $734,058.  The note is secured by the Company’s oil and gas leases, is non interest bearing and payable upon demand.

During the years ended December 31, 2008 and 2007, the Company imputed interest expense related to these notes of $30,274 and $6,076, respectively.  Interest was imputed at an implied rate of 6% per annum and the amounts were recorded as capital contributions by the Company.

Note 6 - Stockholders’ Equity

Common stock

On September 30, 2006, the Company issued 20,000,000 shares of common stock to its founders at par value ($.0001 per share).  During the period July 1 through December 31, 2006, the Company sold 600,000 shares of its common stock in a private placement at $0.05 per share (an aggregate of $30,000) to 16 individuals.  During the period from January 1 through September 30, 2007, the Company sold 480,000 shares of its common stock at $0.05 per share (an aggregate of $24,000) to 24 individuals.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

On December 27, 2007, the Company sold 800,000 shares of its common stock to one investor at $.625 per share (an aggregate of $500,000).  On March 18, 2008, the Company sold 800,000 shares of its common stock to one investor at $1.25 per share (an aggregate of $1,000,000).  These shares were sold in transactions exempt from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).  These shares are not registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.  The purchasers of these shares represented that they were acquiring the shares for their own account, for investment, and that the purchasers were not US Persons within the meaning of Regulation S.  The Company has no obligation to register the resale of these shares under the Securities Act.  The proceeds from the sale of these shares will be used for working capital purposes.

Note 7 - Income Taxes

Deferred tax assets

The Company incurred no income taxes for the years ended December 31, 2008 and 2007.  The expected income tax benefit for the years ended December 31, 2008 and 2007 was approximately $78,100 and $12,200, respectively.

The components of deferred tax assets at December 31, 2008 and 2007 are:

	December 31, 2008	December 31, 2007

Net deferred tax assets - Non-current:
Expected income tax benefit from NOL carry-forwards	$95,800	17,700
Less valuation allowance	(95,800)	(17,700)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes follows:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

The Company’s net operating loss carry-forwards of approximately $275,600 at December 31, 2008 are available to offset future taxable income, if any, and expire in 2028.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 8 - Related Party Transactions

On August 12, 2008, the Company acquired from its president, James Fitzsimons, a 50% working interest (41.25% net revenue interest) in the Snake Creek prospect, a 3,200 gross (3,022 net) acre gas development project located in northern Okmulgee County, Oklahoma.  The first well on this acreage, the Snake Creek #1, spaced on 160 acres, has been successfully drilled and completed.  The Middle Dutcher zone was fracture stimulated and is in production.  The Company reimbursed Mr. Fitzsimons for his historic costs (acreage and drilling) by issuing a secured, non-interest bearing note, payable on demand for $210,917 and assumed responsibility for all further costs.

On November 30, 2008, the Company acquired from Mr. Fitzsimons, a 100% working interest (81.25% net revenue interest) in the Spanish Peak prospect, a 2,041 gross (900 net) acre gas development project located in Okmulgee County, Oklahoma.  The Company reimbursed Mr. Fitzsimons for his historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $173,141 and assumed responsibility for all further costs.

On December 1, 2008, James Fitzsimons transferred his 78.5% stock ownership in Petrocorp Inc. and three outstanding promissory notes (totaling $734,058) to Soladino Investments SA (“Soladino”), a Swiss corporation owned by Mr. Fitzsimons.  The Company issued Soladino a $734,058 note, which is secured by the Company’s oil and gas leases, is non interest bearing and payable upon demand.

The Company was provided management services by its president, Mr. Fitzsimons during 2008 at no cost.  The Company recorded the $120,000 estimated value of these services as compensation expense and as a capital contribution.

The Company was provided legal and administrative services and office space by Mr. Hariton, our Corporate Secretary.  Mr. Hariton was paid $26,500 in 2008 and $16,000 in 2007 for these services.

Note 9 - Subsequent Event

On March 31, 2009, the Company purchased 171 oil and gas lease interests totaling 3,827 gross (2,666 net) acres in Okfuskee and Okmulgee Counties, Oklahoma from CH4 Energy, Inc., a company controlled by Soladino Investments SA at a cost of $583,823.  The Company reimbursed Soladino for its historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $583,823 and assumed responsibility for all further costs.  The leases are held in the name of Frontier Land, Inc. as fiduciary trustee for the benefit of the Company’s subsidiary Petrocorp (Oklahoma) Inc.

Exhibit 21

SUBSDIARIES

Union Energy (Alaska), LLC, an Alaska limited liability company.

Mac Oil SpA, an Italian public limited liability company.

Petrocorp Italia SRL, an Italian limited liability company.

Union Energy (Alberta), LLC, a Colorado limited liability company.

Petrocorp (Oklahoma), Inc. an Oklahoma corporation