Form 10-Q
period 2009-03-31
Petrocorp Inc
filed 2009-05-15
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
OR
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,680,000 shares of common stock, par value $.0001 per share, as of April 30, 2009.

PETROCORP INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash	$414,911	$556,035
Revenue receivables	8,278	33,962
	423,189	589,997

Oil and gas properties (successful efforts method):
Developed	357,710	304,053
Undeveloped	1,764,071	1,189,840
	2,121,781	1,493,893

Total assets	$2,544,970	$2,083,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$31,426	$71,317
Notes payable to majority stockholder	1,344,433	734,058
	1,375,859	805,375

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; none issued or outstanding	--	--
Common stock; $.0001 par value; 100,000,000 shares
authorized; 22,680,000 and 22,680,000 shares issued
and outstanding, respectively	2,268	2,268
Additional paid-in capital	1,752,283	1,711,182
Deficit accumulated during exploration stage	(585,440)	(434,935)
	1,169,111	1,278,515

Total liabilities and stockholders’ equity	$2,544,970	$2,083,890

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

				June 19, 2006
	Three Months Ended			(Inception) to
	March 31,			March 31,
	2009	2008		2009
Revenues:
Oil and gas	$4,285	$		$28,436

Costs and expenses:
Oil and gas	17,214			36,052
Depletion, depreciation and amortization	3,750			8,571
Exploration	58,739			64,448
Impairment of equipment				16,929
Salaries	30,000		30,000	160,000
Professional fees	26,457		26,200	203,425
General and administrative	7,833		4,036	69,677
Franchise taxes	164		5,750	9,150
	144,157		65,986	568,252
Loss from operations	(139,872)		(65,986)	(539,816)

Other income (expense):
Interest income	468			2,186
Interest expense	(11,101)		(6,564)	(47,810)
	(10,633)		(6,564)	(45,624)
Loss before income taxes	(150,505)		(72,550)	(585,440)

Provision for income taxes	--		--	--
Net loss	$(150,505)		$(72,550)	$(585,440)

Net loss per common share -
basic and diluted	$(0.01)		$0.00

Weighted average number of
common shares outstanding -
basic and diluted	22,680,000		22,013,332

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			June19, 2006
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(150,505)	$(72,550)	$(585,440)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Capital contribution			3,000
Depletion, depreciation and amortization	3,750		8,571
Exploration expenses	50,867		50,867
Impairment of equipment			16,929
Salary contribution	30,000	30,000	150,000
Interest contribution	11,101	6,564	47,451
Changes in operating assets and liabilities:
Revenue receivables	25,684		(8,278)
Accrued expenses	(39,891)	25,045	31,426
Net cash (used in) operating activities	(68,994)	(10,941)	(285,474)

Cash flows from investing activities:
Acquisition of oil and gas properties	(682,505)	(63,640)	(2,180,148)
Purchase of equipment			(18,000)
Net cash used in investing activities	(682,505)	(63,640)	(2,198,148)

Cash flows from financing activities:
Notes payable to majority stockholder	610,375		1,434,433
Repayment of notes to majority stockholder			(90,000)
Proceeds from sale of common stock		1,000,000	1,554,100
Net cash provided by financing activities	610,375	1,000,000	2,898,533

Net (decrease) increase in cash	(141,124)	925,419	414,911
Cash at beginning of period	556,035	827,755	--
Cash at end of period	$414,911	$1,753,174	$414,911

Supplemental disclosure of cash flow information:
Cash paid for interest			$359
Cash paid for taxes			$--
Supplemental disclosure of noncash investing and
financing activities:
Capital contribution			$3,000
Salary contribution	$30,000	$30,000	$150,000
Interest contribution	$11,101	$6,564	$47,451

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 9, 2009.

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

3.  Related Party Transactions

On March 31, 2009, the Company purchased 171 oil and gas lease interests totaling 3,827 gross (2,666 net) acres in Okfuskee and Okmulgee Counties, Oklahoma from CH4 Energy, Inc., a company controlled by Soladino Investments SA (“Soladino”) at a cost of $583,823.  The Company reimbursed Soladino for its historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $583,823 and assumed responsibility for all further costs.  The leases are held in the name of Frontier Land, Inc. as fiduciary trustee for the benefit of the Company’s subsidiary Petrocorp (Oklahoma) Inc.

At March 31, 2009, the Company has $1,317,881 in unsecured, non-interest bearing notes (two), payable on demand with its majority stockholder Soladino.  During the three month period ended March 31, 2009 the Company recorded interest expense of $11,101.  Interest is computed at an implied rate of 6% and this amount was recorded as a capital contribution by the Company.

The Company was provided management services by its president, Mr. Fitzsimons during the quarter at no cost.  The Company recorded the $30,000 estimated value of these services as compensation expense and as a capital contribution.  At March 31, 2009, Mr. Fitzsimons has advanced the Company $26,552 which subsequently has been repaid.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

References to “Company”, “we” or “us” refer to Petrocorp Inc., unless the context requires otherwise.

Forward Looking Statements

The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Form 10-K as of December 31, 2008.  This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

●	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;
●	uncertainties about the estimates of reserves;

●	our ability to increase our production and oil and natural gas income through exploration and development;
●	the number of well locations to be drilled and the time frame within which they will be drilled;

●	the timing and extent of changes in commodity prices for natural gas and crude oil;
●	domestic demand for oil and natural gas;

●	drilling and operating risks;
●	the availability of equipment, such as drilling rigs and transportation pipelines;

●	changes in our drilling plans and related budgets;
●	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

●	risks and uncertainties described in the Risk Factors section or elsewhere in our Annual Report on Form 10-K.

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

            Quebec, Canada

On February 4, 2009, the Government of Quebec awarded the Company seven oil and gas exploration licenses – 2009P462 to 2009PG468 – all located in the St. Lawrence Lowlands area.  The seven Quebec licenses cover a total net surface area of 114,045 hectares (281,593 acres) and have an initial term of five years.  The Company has committed to a five-year work program with minimum expenditures of (expressed in Canadian dollars): $0.50 per hectare in the first year; $1.00 per hectare in the second year; $1.50 per hectare in the third year; $2.00 per hectare in the fourth year; and $2.50 per hectare in the fifth year.

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

Results of Operations

For the quarter ended March 31, 2009, we had revenues of $4,285, oil and gas exploration costs of $79,703 and incurred a loss of $150,505, as compared to no revenues and a loss of $72,550 in 2008.  During the 2009 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $26,457, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $26,200 for the 2008 quarter.  Also during the 2009 quarter, the Company paid general and administrative expenses of $7,833, which included rent, telephone and other office costs, as compared to $4,036 for the 2008 quarter.  Interest expense of $11,101 was computed on the officer/stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of March 31, 2009, we had cash of $414,911 and working capital of $391,763.  Our net cash provided by financing activities during the period from our inception to March 31, 2009 was $2,898,533.

On March 31, 2009, the Company purchased 171 oil and gas lease interests totaling 3,827 gross (2,666 net) acres in Okfuskee and Okmulgee Counties, Oklahoma from CH4 Energy, Inc., a company controlled by Soladino Investments SA (“Soladino”) at a cost of $583,823.  The Company reimbursed Soladino for its historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $583,823 and assumed responsibility for all further costs.

At March 31, 2009, the Company has $1,317,881 in unsecured, non-interest bearing notes (two), payable on demand with its majority stockholder Soladino.  The notes are secured by the Company’s oil and gas leases.

We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock or loans from directors. We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no current revenue generating activities that give rise to significant assumptions or estimates.  Our most critical accounting policies relate to the accounting and disclosure of related party transactions.  Our financial statements filed as part of our December 31, 2008 Annual Report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as part of this Report.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer. **
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer. **
32.1	Section 1350 Certification by the Principal Executive Officer. **
32.2	Section 1350 Certification by the Principal Financial Officer. **

** Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                             PETROCORP INC.

Date: May 12, 2009

                                                                                                             By:   /s/ James Fitzsimons

                         James Fitzsimons, President