Form 10-Q
period 2009-06-30
Petrocorp Inc
filed 2009-08-14
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
OR
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,680,000 shares of common stock, par value $.0001 per share, as of July 31, 2009.

PETROCORP INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash	$207,964	$556,035
Revenue receivables	11,137	33,962
	219,101	589,997

Oil and gas properties (successful efforts method):
Developed	432,763	304,053
Undeveloped	1,584,992	1,189,840
	2,017,755	1,493,893

Other assets:
Marketable securities - restricted	250,000	--

Total assets	$2,486,856	$2,083,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$120,842	$71,317
Notes payable to majority stockholder	1,317,881	734,058
	1,438,723	805,375

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; none issued or outstanding	--	--
Common stock; $.0001 par value; 100,000,000 shares
authorized; 22,680,000 shares issued
and outstanding	2,268	2,268
Additional paid-in capital	1,802,052	1,711,182
Deficit accumulated during exploration stage	(756,187)	(434,935)
	1,048,133	1,278,515

Total liabilities and stockholders’ equity	$2,486,856	$2,083,890

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

							June 19, 2006
	Three Months Ended			Six Months Ended			(Inception) to
	June 30,			June 30,			June 30,
	2009	2008		2009		2008	2009
Revenues:
Oil and gas	$4,988	$		$9,273	$		$33,424

Expenses:
Oil and gas	40,143			57,357			76,195
Depletion, depreciation and
amortization	3,750			7,500			12,321
Exploration	37,245			95,984			101,693
Impairment of equipment							16,929
Salaries	30,000		30,000	60,000		60,000	190,000
Professional fees	36,706		29,700	63,163		55,900	240,131
General and administrative	8,319		8,492	16,152		12,528	77,996
Franchise taxes				164		5,750	9,150
	156,163		68,192	300,320		134,178	724,415
Loss from operations	(151,175)		(68,192)	(291,047)		(134,178)	(690,991)

Other income (expense):
Interest income	197			665			2,383
Interest expense	(19,769)		(6,672)	(30,870)		(13,236)	(67,579)
	(19,572)		(6,672)	(30,205)		(13,236)	(65,196)
Loss before income taxes	(170,747)		(74,864)	(321,252)		(147,414)	(756,187)

Provision for income taxes							--
Net loss	$(170,747)		$(74,864)	$(321,252)		$(147,414)	$(756,187)

Net loss per common share -
basic and diluted	$(0.01)		$(0.01)	$(0.01)		$(0.03)

Weighted average number of
common shares outstanding -
basic and diluted	22,680,000		5,670,000	22,680,000		5,584,286

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			June19, 2006
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(321,252)	$(147,414)	$(756,187)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Capital contribution			3,000
Depletion, depreciation and amortization	7,500		12,321
Exploration expenses	58,845		58,845
Impairment of equipment			16,929
Salary contribution	60,000	60,000	180,000
Interest contribution	30,870	12,877	67,220
Changes in operating assets and liabilities:
Revenue receivables	22,825		(11,137)
Accrued expenses	49,525	25,033	120,842
State of Alaska Payable		58,445	--
Net cash (used in) provided by operating activities	(91,687)	8,941	(308,167)

Cash flows from investing activities:
Acquisition of oil and gas properties	(840,207)	(577,960)	(2,337,850)
Purchase of equipment			(18,000)
Net cash used in investing activities	(840,207)	(577,960)	(2,335,850)

Cash flows from financing activities:
Notes payable to majority stockholder	610,375		1,434,433
Repayment of notes to majority stockholder	(26,552)	(90,000)	(116,552)
Proceeds from sale of common stock		1,000,000	1,554,100
Net cash provided by financing activities	583,823	910,000	2,871,981

Net (decrease) increase in cash	(348,071)	340,981	207,964
Cash at beginning of period	556,035	827,755	--
Cash at end of period	$207,964	$1,168,736	$207,964

Supplemental disclosure of cash flow information:
Cash paid for interest			$359
Cash paid for taxes			$--
Supplemental disclosure of noncash investing and
financing activities:
Capital contribution			$3,000
Salary contribution	$60,000	$60,000	$180,000
Interest contribution	$30,870	$12,877	$67,220

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 9, 2009.

2.  Exploration Stage Company

The Company is an exploration stage company as defined by SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”.  The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not yet commenced.  All losses since inception have been considered part of the Company’s exploration stage activities.

3.  Marketable Securities - Restricted

On June 12, 2009, the Company executed and held a closing under an Agreement and Plan of Reorganization by and between Tamm Oil and Gas Corp ("TAMO") and the Company wherein the Company exchanged the membership interest in its subsidiary Union Energy (Alberta) LLC, a Colorado limited liability company, for 1,000,000 restricted shares of TAMO’s common stock.  TAMO’s shares are traded on the OTCBB and the closing price on June 12, 2009 was $0.80 per share.  The Company valued the marketable securities - restricted at $250,000, the cost basis for the eight contiguous sections (totaling 5,120 acres) of oil sands leases in the Peace River Oil Sands Area of northern Alberta, Canada, which is more readily available.

4.  Related Party Transactions

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

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

At June 30, 2009, the Company has $1,317,881 in unsecured, non-interest bearing notes (two), payable on demand with its majority stockholder Soladino.  During the three and six month period ended June 30, 2009 the Company recorded interest expense of $19,769 and $11,101, respectively.  Interest is computed at an implied rate of 6% per annum and this amount was recorded as a capital contribution by the Company.

The Company was provided management services by its president, Mr. Fitzsimons during the interim period ended June 30, 2009 at no cost.  The Company recorded the $60,000 estimated value of these services as compensation expense and as a capital contribution.

5.  Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date but before the financial statements were available to be issued to determine if they must be reported.  Management of the Company has determined that there are no reportable subsequent events to be disclosed.

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

We are an exploration stage Company engaged in the acquisition, exploration and production, if warranted, development of prospective oil and gas properties.  We plan to conduct exploration work on each of our current and future properties in order to ascertain whether any of them possess commercially exploitable quantities of oil and gas reserves.  The Company has significant lease holdings on the North Slope of Alaska, the Canadian Province of Quebec, permit applications pending in Italy and Netherlands, and oil and gas production in Oklahoma.

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

            Alaska

On October 25, 2007, Union Energy (Alaska) LLC ("UEA"), our subsidiary, was the winning bidder for tracts 254, 258 and 259 in the North Slope Areawide 2007 Competitive Oil and Gas Lease Sale.  The leases, covering 14,680 net acres, were issued on August 1, 2008, with a term of seven years and subject to a 12.5% royalty interest in favor of the State of Alaska.  UEA paid a total of $380,021 to the State of Alaska in respect of the leases.  These tracts are contiguous and the Company believes, based upon current available geological data and maps from the public domain, to contain the Kavik gas field, discovered in 1969, which has been evaluated in detail by the U.S. Department of the Interior, U.S Geological Survey ("USGS").

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

The Company also has two competitive oil and gas exploration license applications pending awaiting adjudication by the Ministry of Economic Development in Italy covering a net surface area of 50,342 hectares (124,301 acres).

            Netherlands

The Company has one license application pending covering a net surface area of 5,037 hectares (111,202 acres).

Internationally, we have retained Daniele Albisetti and Christian Ceppi (members of the Swiss Geological Society, the Società Geologica Italiana (Italian Geological Society) and the Geological Association of Canada) as consultants to assist us in our operations.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

For the quarter ended June 30, 2009, we had revenues of $4,988, oil and gas exploration costs of $81,138 and incurred a loss of $170,747, as compared to no revenues and a loss of $74,864 in 2008. During the 2009 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $36,706, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $29,700 for the 2008 quarter.  Also during the 2009 quarter, the Company paid general and administrative expenses of $8,319, which included rent, telephone and other office costs, as compared to $8,492 for the 2008 quarter.  Interest expense of $19,769 was computed on the officer/stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

During the six months ended June 30, 2009, we incurred a net loss of $321,252 compared to a net loss of $147,414 for the 2008 period.  During the six months ended June 30, 2009, the Company paid compensation and professional fees of $123,163, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $115,900 for the 2008 period.  Also during the six months ended June 30, 2009, the Company paid general and administrative expenses of $16,152, which included rent, telephone and other office costs, as compared to $12,528 for the 2008 period.  During the six months ended June 30, 2009 interest expense of $30,870 was computed on the officer/stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the period.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of June 30, 2009, we had cash of $207,964 and working capital of $98,259.  Our net cash provided by financing activities during the period from our inception to June 30, 2009 was $2,871,981.

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

At June 30, 2009, the Company has $1,317,881 in unsecured, non-interest bearing notes (two), payable on demand with its majority stockholder Soladino.  The notes are secured by the Company’s oil and gas leases.

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

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

                                                                                        PETROCORP INC.

Date: August 10, 2009

                                                                                        By:   /s/  James Fitzsimons

    James Fitzsimons, President