Form 10-Q
period 2009-09-30
Petrocorp Inc
filed 2009-11-16
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009
OR
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,680,000 shares of common stock, par value $.0001 per share, as of October 31, 2009.

PETROCORP INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

ASSETS

	Sept. 30,	Dec. 31,
	2009	2008
	(Unaudited)
Current assets:
Cash	$144,164	$556,035
Revenue receivables	10,494	33,962
	154,658	589,997

Oil and gas properties (successful efforts method):
Developed	524,685	304,053
Undeveloped	1,625,535	1,189,840
	2,150,220	1,493,893

Other assets:
Marketable securities - restricted	250,000	--

Total assets	$2,554,878	$2,083,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$185,650	$71,317
Notes payable to majority stockholder	1,499,975	734,058
	1,685,625	805,375

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; none issued or outstanding	--	--
Common stock; $.0001 par value; 100,000,000 shares
authorized; 22,680,000 shares issued and outstanding	2,268	2,268
Additional paid-in capital	1,853,077	1,711,182
Deficit accumulated during the exploration stage	(986,092)	(434,935)
	869,253	1,278,515

Total liabilities and stockholders’ equity	$2,554,878	$2,083,890

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

						June 19, 2006
	Three Months Ended			Nine Months Ended		(inception) to
	Sept. 30,			Sept. 30,		Sept. 30,
	2009	2008		2009	2008	2009

Revenues:
Oil and gas	$18,528		$7,241	$27,801	$7,241	$51,952

Expenses:
Oil and gas	31,004		5,205	88,361	5,205	107,199
Depletion, depreciation and
amortization	7,500			15,000		19,821
Exploration	22,080		964	76,066	964	81,775
Impairment charge				41,998		58,927
Salaries	30,000		30,000	90,000	90,000	220,000
Professional fees	131,176		26,300	194,339	82,200	371,307
General and administrative	5,701		10,970	21,853	23,498	83,697
Franchise taxes			(364)	164	5,386	9,150
	227,461		73,075	527,781	207,253	951,876
Loss from operations	(208,933)		(65,834)	(499,980)	(200,012)	(899,924)

Other expense (income):
Interest income	(53)		(272)	(718)	(272)	(2,436)
Interest expense	21,025		8,032	51,895	21,268	88,604
	20,972		7,760	51,177	20,996	86,168
Loss before income taxes	(229,905)		(73,594)	(551,157)	(221,008)	(986,092)

Provision for income taxes						--

Net loss	$(229,905)		$(73,594)	$(551,157)	$(221,008)	$(986,092)

Net loss per common share -
basic and diluted	$(0.01)	$	**	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding -
basic and diluted	22,680,000		22,680,000	22,680,000	22,337,144

** less than $.01 per share

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			June19, 2006
	Nine Months Ended		(inception) to
	Sept. 30,		Sept. 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(551,157)	$(221,008)	$(986,092)
Adjustments to reconcile net loss to net
cash used in operating activities:
Capital contribution			3,000
Depletion, depreciation and amortization	15,000		19,821
Exploration expenses	16,847		16,847
Impairment charge	41,998		58,927
Salary contribution	90,000	90,000	210,000
Interest contribution	51,895	20,909	88,245
Changes in operating assets and liabilities:
Revenue receivables	23,468	(6,720)	(10,494)
Accounts payable and accrued expenses	114,333	62,797	185,650
State of Alaska payable		(279,500)	--
Net cash used in operating activities	(197,616)	(333,522)	(414,096)

Cash flows from investing activities:
Acquisition of oil and gas properties	(980,172)	(934,545)	(2,477,815)
Purchase of equipment			(18,000)
Net cash used in investing activities	(980,172)	(934,545)	(2,495,815)

Cash flows from financing activities:
Proceeds from notes to majority stockholder	792,469	210,917	1,616,527
Repayment of notes to majority stockholder	(26,552)	(90,000)	(116,552)
Proceeds from sale of common stock		1,000,000	1,554,100
Net cash provided by financing activities	765,917	1,120,917	3,054,075

Net (decrease) increase in cash	(411,871)	(147,150)	144,164
Cash at beginning of period	556,035	827,755	--
Cash at end of period	$144,164	$680,605	$144,164

Supplemental disclosure of cash flow information:
Cash paid for interest			$359
Cash paid for taxes			$--
Supplemental disclosure of noncash investing and
financing activities:
Capital contribution			$3,000
Salary contribution	$90,000	$90,000	$210,000
Interest contribution	$51,895	$20,909	$88,245

See notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 9, 2009.

2.  Exploration Stage Company

The Company is an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenue since inception, the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not yet commenced.  All losses since inception have been considered part of the Company’s exploration stage activities.

3.  Marketable Securities - Restricted

On June 12, 2009, the Company executed and held a closing under an Agreement and Plan of Reorganization by and between Tamm Oil and Gas Corp (“TAMO”) and the Company wherein the Company exchanged the membership interest in its subsidiary Union Energy (Alberta) LLC, a Colorado limited liability company, which owns eight contiguous sections (totaling 5,120 acres) of oil sands leases in the Peace River Oil Sands Area of northern Alberta, Canada which were acquired for $250,000 in May 2008 for 1,000,000 restricted shares of TAMO’s common stock.  TAMO’s shares are traded on the OTCBB and the closing price on June 12, 2009 was $0.80 per share.  The shares are restricted under the Securities Act and the Company does not have any registration rights.

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

PETROCORP INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

On August 19, 2009, Soladino loaned the Company $182,094.  The note is secured, payable on demand and non-interest bearing.  At September 30, 2009, the Company has $1,499,975 in secured, non-interest bearing notes (three), payable on demand with its majority stockholder, Soladino.

During the three and nine month period ended September 30, 2009 the Company recorded interest expense of $21,025 and $51,895, respectively.  Interest is computed at an implied rate of 6% and this amount was recorded as a capital contribution by the Company.

The Company was provided management services by its president, Mr. Fitzsimons, during the quarter at no cost.  The Company recorded the $30,000 estimated value of these services as compensation expense and as a capital contribution.  At March 31, 2009, Mr. Fitzsimons had advanced the Company $26,552 which was repaid in April, 2009.

5.  Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through November 16, 2009, the date when the financial statements were issued to determine if they must be reported. Management of the Company has determined that there are certain reportable subsequent events to be disclosed as follows:

On October 13, 2009, Soladino loaned the Company $100,000.  The note is secured, non-interest bearing and payable on demand.

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

            Italy

On January 20, 2009, the Government of Italy made the preliminary awards of the competitive oil and gas exploration licenses, “Fiorenzuola D'Arda” located in the Po Valley and “Montottone” located in the Marche region, in favor of Mac Oil SpA, our subsidiary.  On March 24, 2009, the Government of Italy made the preliminary award of the competitive oil and gas exploration license, “Melzo” located in the Po Valley, also in favor of Mac Oil SpA.  On September 17, 2009, the Government of Italy made the preliminary award of the competitive oil and gas exploration license, “San Grato” located in the Po Valley, again in favor of Mac Oil SpA. The four Italy licenses cover a net surface area of 132,900 hectares (328,181 acres).

The Company also has two competitive oil and gas exploration license applications pending awaiting adjudication by the Ministry of Economic Development in Italy covering a net surface area of 98,332 hectares (242,982 acres).

            Netherlands

The Company has one license application pending covering a net surface area of 45,037 hectares (111,288 acres).

Internationally, we have retained Daniele Albisetti and Christian Ceppi (members of the Swiss Geological Society, the Società Geologica Italiana (Italian Geological Society) and the Geological Association of Canada) as consultants to assist us in our operations.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

For the quarter ended September 30, 2009, we had revenues of $18,528, oil and gas exploration costs of $60,584 and incurred a loss of $223,155, as compared to revenues of $7,241 oil and gas exploration costs of $6,169 and a loss of $73,594 in 2008.  During the 2009 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $131,176, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $26,300 for the 2008 quarter.  Also during the 2009 quarter, the Company paid general and administrative expenses of $5,701, which included rent, telephone and other office costs, as compared to $10,970 for the 2008 quarter.  Interest expense of $21,025 was computed on the majority stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009, we incurred a net loss of $551,157 compared to a net loss of $221,008 for the 2008 period.  During the nine months ended September 30, 2009, the Company paid compensation and professional fees of $284,339, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $172,200 for the 2008 period.  Also during the nine months ended September 30, 2009, the Company paid general and administrative expenses of $21,853, which included rent, telephone and other office costs, as compared to $23,498 for the 2008 period.  During the nine months ended September 30, 2009 interest expense of $51,895 was computed on the majority stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the period.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of September 30, 2009, we had cash of $144,164 and deficit working capital of $41,486.  Our net cash provided by financing activities during the period from our inception to September 30, 2009 was $3,054,075.

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

On August 19, 2009, Soladino loaned the Company $182,094.  The note is secured, payable on demand and none interest bearing.  At September 30, 2009, the Company has $1,499,975 in secured, non-interest bearing notes (three), payable on demand with its majority stockholder Soladino.  The notes are secured by the Company’s oil and gas leases and its other assets.

On October 13, 2009, Soladino loaned the Company $100,000.  The note is secured, payable on demand and none interest bearing.  We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock or loans from directors or majority shareholder. We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no current revenue generating activities that give rise to significant assumptions or estimates.  Our most critical accounting policies relate to the accounting and disclosure of related party transactions.  Our financial statements filed as part of our December 31, 2008 Annual Report on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is not required as we are a smaller reporting company.

Item 4T.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective at the reasonable assurance level due to the two (2) material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(ii) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures, and concluded that the control deficiency that resulted represented a material weakness.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

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

                                                                                            PETROCORP INC.

Date: November 16, 2009

                                                                                            By:   /s/  James Fitzsimons

        James Fitzsimons, President