Form 10-K/A
period 2008-12-31
Petrocorp Inc
filed 2010-03-24
CIK 1393044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

AMENDMENT #1

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

EXPLANATORY NOTE

On December 22, 2009 we received a comment letter from the Securities and Exchange Commission relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which we filed with the Securities and Exchange Commission on April 9, 2009 (the “Original Report”).  The primary purpose of this amendment to the Original Report (the “Amendment”) is to respond to the comment letter.

In this Amendment we have revised the discussion of our controls and procedures and our internal control over financial reporting included in Item 9A, “Disclosure Controls and Procedures”.

This Amendment includes information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.  The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

                 2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;



Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and



Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of December 31, 2008, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2010	Petrocorp Inc.

	By:	/s/ James Fitzsimons
James Fitzsimons
Chief Executive Officer

	By:	/s/ Stephen M. Siedow
Stephen M. Siedow
Chief Financial Officer

Item 8. Financial Statements and Supplementary Data

Petrocorp Inc.

(An Exploration Stage Company)

December 31, 2008 and 2007

Index to Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the year ended December 31, 2008 and 2007 and for the period	F-4
June 19, 2006 (inception) through December 31, 2008

Consolidated Statement of Stockholders’ Equity for the period June 19, 2006 (inception) through	F-5
December 31, 2008

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and 2007 and for the period	F-6
June 19, 2006 (inception) through December 31, 2008

Notes to the Consolidated Financial Statements	F-7 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petrocorp Inc.

White Plains , New York

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

The Company’s consolidated balance sheet as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended have been restated.  The restatements of the financial statements are described in Note 3.

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

 /s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 3, 2009

(Except for Notes 2, 3 and 5, which were March 15, 2010)

Petrocorp Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
	(As Restated)

Assets
Current Assets:
Cash	$556,035	$827,755
Revenue receivables	33,962	-
Total Current Assets	589,997	827,755

Oil and Gas Properties (successful efforts method):
Undeveloped acreage	1,497,643	385,286
Less depletion, depreciation and amortization	(3,750)	-
Total undeveloped acreage	1,493,893	385,286

Total Assets	$2,083,890	$1,213,041

Liabilities and Stockholders' Equity
Current Liabilities:
Accrued expenses	$71,317	$18,886
State of Alaska lease payable	-	279,500
Notes payable to majority stockholder	734,058	440,000
Total Current Liabilities	805,375	738,386

Stockholders Equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized:
none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares authorized,
22,680,000 and 21,880,000 shares issued and outstanding, respectively	2,268	547
Additional paid-in capital	1,711,182	562,629
Deficit accumulated during the development stage	(434,935)	(88,521)
Total Stockholders' Equity	1,278,515	474,655

Total Liabilities and Stockholders' Equity	$2,083,890	$1,213,041

See accompanying notes to the consolidated financial statements.
F-3

Petrocorp Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Year	For the Year	June 19, 2006
	Ended	Ended	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
	(As Restated)		(As Restated)

OIL AND GAS REVENUES EARNED
DURING THE EXPLORATION STAGE	$24,151	$-	$24,151

COST OF REVENUES
DURING THE EXPLORATION STAGE
Oil and gas	18,838	-	18,838
Depletion, depreciation and amortization	3,750	1,071	4,821
Exploration costs	5,709	-	5,709
Production taxes	7,386	-	7,386
	35,683	1,071	36,754

GROSS PROFIT (LOSS)	(11,532)	(1,071)	(12,603)

OPERATING EXPENSES
Salary - president and majority stockholder	120,000	10,000	130,000
Professional fees - CFO and secretary	104,200	-	104,200
Professional fees	52,168	20,600	72,768
General and administrative	29,599	5,648	61,844
Impairment of equipment	-	16,929	16,929
	305,967	53,177	385,741

LOSS FROM OPERATIONS	(317,499)	(54,248)	(398,344)

OTHER (INCOME) EXPENSES
Interest income	(1,718)	-	(1,718)
Interest expense	359	-	359
Interest expense - related parties	30,274	6,076	36,350
	28,915	6,076	34,991

LOSS BEFORE TAXES	(346,414)	(60,324)	(433,335)

INCOME TAX PROVISION	-	800	1,600

NET LOSS	$(346,414)	$(61,124)	$(434,935)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.02)	$(0.00)

Weighted Common Shares Outstanding -
basic and diluted	22,680,000	20,342,500

See accompanying notes to the consolidated financial statements.
F-4

Petrocorp Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from June 19, 2006 (inception) through December 31, 2008

			Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Exploration Stage	Equity

Balance, June 19, 2006 (inception)	-	$-	$-	$-	$-

Shares issued to President for cash
at $0.01 per share	20,000,000	2,000	(1,900)		100
Shares issued to President for cash
at $0.01 per share	600,000	60	29,940		30,000
Net loss				(27,397)	(27,397)

Balance, December 31, 2006	20,600,000	2,060	28,040	(27,397)	2,703

Shares issued to President for cash
at $0.01 per share	480,000	48	23,952		24,000
Contributed capital			3,000		3,000
Shares issued to President for cash
at $0.01 per share	800,000	80	499,920		500,000
Interest contribution			6,076		6,076
Net loss				(61,124)	(61,124)

Balance, December 31, 2007	21,880,000	2,188	560,988	(88,521)	474,655

Shares issued for cash at $0.10 per share	800,000	80	999,920		1,000,000
Salary contribution			120,000		120,000
Interest contribution			30,274		30,274
Net loss				(346,414)	(346,414)

Balance, December 31, 2008	22,680,000	$2,268	$1,711,182	$(434,935)	$1,278,515

See accompanying notes to the consolidated financial statements.
F-5

Petrocorp Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Year	For the Year	June 19, 2006
	Ended	Ended	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
	(As Restated)		(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(346,414)	$(61,124)	$(434,935)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depletion, depreciation and amortization	3,750	1,071	4,821
Impairment of equipment	-	16,929	16,929
Capital contribution	-	3,000	3,000
Salary contribution	120,000	-	120,000
Interest contribution	30,274	6,076	36,350
Changes in operating assets and liabilities:
Revenue receivable	(33,962)	-	(33,962)
Accrued expenses	52,431	(943)	71,317
State of Alaska lease payable	(279,500)	279,500	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(453,421)	244,509	(216,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(18,000)	(18,000)
Investment in gas and oil properties	(728,299)	(385,286)	(1,113,585)
NET CASH USED IN INVESTING ACTIVITIES	(728,299)	(403,286)	(1,131,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - majority stockholder	-	440,000	440,000
Repayment of notes payable - majority stockholder	(90,000)	-	(90,000)
Proceeds from sale of common stock	1,000,000	524,000	1,554,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	910,000	964,000	1,904,100

NET CHANGE IN CASH	(271,720)	805,223	556,035
Cash, Beginning of Period	827,755	22,532	-
CASH, END OF PERIOD	$556,035	$827,755	$556,035

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$359	$-	$359
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Salary contribution	$120,000	$-	$120,000
Interest contribution	$30,274	$6,076	$36,350
Issuance of notes payable - majority stockholder in exchange
for oil and gas properties	$384,058	$-	$384,058

See accompanying notes to the consolidated financial statements.
F-6

Petrocorp, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 - Organization and Operations

Petrocorp, Inc., an exploration stage company, was incorporated on June 19, 2006 under the laws of the State of Delaware.  Prior to September 2007, the Company’s business model provided telephonic conferencing services to businesses, organizations and individuals in North America.  Due to capital constraints and because its executives could no longer serve the Company without compensation, the Company decided to change its business directions.

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

Reclassification

Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Petrocorp, Inc.

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

Petrocorp, Inc.

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

Petrocorp, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 3 - Restatements of Previously Issued Financial Statements

Subsequent to the original issuance of the Company’s consolidated financial statements for the year ended December 31, 2008 as included in its annual report on Form 10-K filed with the United States Securities and Exchange Commission on April 9, 2009, the Company’s management identified certain accounting misstatements during the period.  As a result of issues identified in the review of its consolidated financial statements for the year ended December 31, 2008, its Board of Directors, in consultation with management and Li & Company, PC, its independent registered public accounting firm, concluded that its previously issued consolidated financial statements for the year then ended, should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated its previously issued consolidated financial statements for the period.  Details of the misstatements are set out below:

Misstatements for the year ended December 31, 2008:

	Misstatements Dr (Cr)	Impact to Statement of Operations

(i) To reclassify undeveloped acreage previously misclassified as developed acreage
Developed acreage	$(307,803)
Undeveloped acreage	307,803

(ii) To reclassify accumulated amortization - undeveloped acreage previously misclassified as accumulated amortization - developed acreage
Accumulated amortization - undeveloped acreage	$(3,750)
Accumulated amortization - developed acreage	3,750

(iii) To separate professional fees - officers from professional fees
Professional fees - officers	$104,200
Professional fees	(104,200)

(iv) To separate interest expense - related parties from interest expense
Interest expense - related parties	$30,274
Interest expense	(30,274)

(iv) To reclassify issuance of notes payable - majority stockholder in exchange for oil and gas properties in statement of cash flows
Investment in gas and oil properties	$384,058
Proceeds from notes payable - majority stockholder	(384,058)

		$-

The following tables present the impact of the above mentioned adjustments to the financial information

Balance sheet information:

The restated balance sheet is set out as follows:

Petrocorp Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2008		December 31, 2008
	(As Previously	(Adjustments)		(As Restated)
	Reported)

Assets
Current Assets:
Cash	$556,035	$		$556,035
Revenue receivables	33,962			33,962
Total Current Assets	589,997		-	589,997

Oil and Gas Properties (successful efforts method):
Developed acreage	307,803		(307,803)	-
Less depletion, depreciation and amortization	(3,750)		3,750	-
Total Developed Acreage	304,053		(304,053)	-

Undeveloped acreage	1,189,840		307,803	1,497,643
Less depletion, depreciation and amortization	-		(3,750)	(3,750)
Total Undeveloped Acreage	1,189,840		304,053	1,493,893

Total Oil and Gas Properties	1,493,893		-	1,493,893

Total Assets	$2,083,890		$-	$2,083,890

Liabilities and Stockholders' Equity
Current Liabilities:
Accrued expenses	$71,317	$		$71,317
State of Alaska lease payable	-			-
Notes payable to majority stockholder	734,058			734,058
Total Current Liabilities	805,375		-	805,375

Stockholders Equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized:
none issued or outstanding	-			-
Common stock; $.0001 par value; 100,000,000 shares authorized,
22,680,000 and 21,880,000 shares issued and outstanding, respectively	2,268			2,268
Additional paid-in capital	1,711,182			1,711,182
Deficit accumulated during the development stage	(434,935)			(434,935)
Total Stockholders' Equity	1,278,515		-	1,278,515

Total Liabilities and Stockholders' Equity	$2,083,890		$-	$2,083,890

See accompanying notes to the consolidated financial statements.
F-11

Statements of operations information:

The restated statement of operations is set out as follows:

Petrocorp Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31, 2008	December 31, 2008	December 31, 2008
	(As Previously Reported)	(Adjustments	(As Restated)

OIL AND GAS REVENUES EARNED
DURING THE EXPLORATION STAGE	$24,151	$-	$24,151

COST OF REVENUES
DURING THE EXPLORATION STAGE
Oil and gas	18,838	-	18,838
Depletion, depreciation and amortization	3,750	-	3,750
Exploration costs	5,709	-	5,709
Production taxes	7,386	-	7,386
	35,683	-	35,683

GROSS PROFIT (LOSS)	(11,532)	-	(11,532)

OPERATING EXPENSES
Salary - president and majority stockholder	120,000	-	120,000
Professional fees - CFO and secretary		104,200	104,200
Professional fees	156,368	(104,200)	52,168
General and administrative	29,599	-	29,599
	305,967	-	305,967

LOSS FROM OPERATIONS	(317,499)	-	(317,499)

OTHER (INCOME) EXPENSES
Interest income	(1,718)		(1,718)
Interest expense	30,633	(30,274)	359
Interest expense - related parties	-	30,274	30,274
	28,915	-	28,915

LOSS BEFORE TAXES	(346,414)	-	(346,414)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(346,414)	$-	$(346,414)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.02)	$-	$(0.02)

Weighted Common Shares Outstanding -
basic and diluted	22,680,000	22,680,000	22,680,000

See accompanying notes to the consolidated financial statements.
F-12

Statement of cash flows information:

The restated statement of cash flows is set out as follows:

Petrocorp Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31, 2008	December 31, 2008	December 31, 2008
	(As Previously Reported)	(Adjustments)	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(346,414)	$-	$(346,414)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depletion, depreciation and amortization	3,750	-	3,750
Impairment of equipment	-	-	-
Capital contribution	-	-	-
Salary contribution	120,000	-	120,000
Interest contribution	30,274	-	30,274
Changes in operating assets and liabilities:
Revenue receivable	(33,962)	-	(33,962)
Accrued expenses	52,431	-	52,431
State of Alaska lease payable	(279,500)	-	(279,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(453,421)	-	(453,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	-
Investment in gas and oil properties	(1,112,357)	384,058	(728,299)
NET CASH USED IN INVESTING ACTIVITIES	(1,112,357)	384,058	(728,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - majority stockholder	384,058	(384,058)	-
Repayment of notes payable - majority stockholder	(90,000)	-	(90,000)
Proceeds from sale of common stock	1,000,000	-	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,294,058	(384,058)	910,000

NET CHANGE IN CASH	(271,720)	-	(271,720)
Cash, Beginning of Period	827,755		827,755
CASH, END OF PERIOD	$556,035	$-	$556,035

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$359	$	$359
Income tax paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Salary contribution	$120,000	$-	$120,000
Interest contribution	$30,274	$-	$30,274
Issuance of notes payable - majority stockholder in exchange
for oil and gas properties	$-	$384,058	$384,058

See accompanying notes to the consolidated financial statements.
F-13

Petrocorp, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 4 – Going Concern

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

Note 5 - Oil and Gas Properties

Leasehold Acreage

Petrocorp owns interests in undeveloped oil and natural gas acreage in the locations set forth below as of December 31, 2008 and 2007.  These ownership interests generally take the form of working interests in oil and natural gas leases or licenses that have varying terms.

	December 31, 2008		December 31, 2007
State or Country	Gross	Net	Gross	Net

Alaska	24,280	24,280	24,280	24,280

Oklahoma	6,379	2,809	6,379	2,809

Canada	286,713	286,713	-	-

Italy (1)	-	-	-	-

Netherlands (2)	-	-	-	-

Total undeveloped acreage	317,372	313,802	30,659	27,089

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

Petrocorp, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Leasehold Acreage Costs

Petrocorp has capitalized leasehold acreage costs in undeveloped oil and natural gas acreage in the locations set forth below as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
State or Country	Developed acreage	Undeveloped acreage	Developed acreage	Undeveloped acreage

Alaska	-	442,086	-	369,500

Oklahoma	-	520,050	-	15,786

Canada	-	277,130	-	-

Italy (1)	-	228,868	-	-

Netherlands (2)	-	25,760	-	-

Total capitalized leasehold costs	-	1,493,894	-	385,286

Oil and Gas Drilling Activity

The Company owns working interests in one gross (.5 net) producing oil well and two gross (1.0 net) producing gas wells at December 31, 2008.  Of the three gross productive wells one had dual completions.  At December 31, 2008, Petrocorp had six gross wells in progress.

Note 6 - Notes Payable to Majority Stockholder

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

Note 7 - Stockholders’ Equity

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

Petrocorp, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 8 - Income Taxes

Deferred tax assets

The Company incurred no income taxes for the years ended December 31, 2008 and 2007.  The expected income tax benefit for the years ended December 31, 2008 and 2007 was approximately $78,100 and $12,200, respectively.

The components of deferred tax assets at December 31, 2008 and 2007 are:

	December 31, 2008	December 31, 2007

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$95,800	$17,700
Less valuation allowance	(95,800)	(17,700)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year	For the Year
	December 31,	December 31,
	2008	2007

Federal statutory income tax rate	34%	34%
Change in valuation allowance on net operating loss carry-forwards	(34)%	(34)%
Effective income tax rate	0%	0%

The Company’s net operating loss carry-forwards of approximately $275,600 at December 31, 2008 are available to offset future taxable income, if any, and expire in 2028.

Note 9 - Related Party Transactions

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

The Company was provided accounting services by Mr. Siedow, its chief financial officer.  Mr. Siedow was paid $77,700 in 2008 and $2,300 in 2007 for these services.

The Company was provided legal and administrative services and office space by Mr. Hariton, our Corporate Secretary.  Mr. Hariton was paid $26,500 in 2008 and $16,000 in 2007 for these services.

Petrocorp, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

Note 10 - Subsequent Event

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