Form 10-K
period 2009-12-31
Petrocorp Inc
filed 2010-04-23
CIK 1393044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

   Large accelerated filer   Accelerated filer   Non-accelerated Filer   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

   Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2010:  $12,200,000.

The number of shares of the registrant’s common stock outstanding as of March 31, 2010:  22,680,000.

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

During 2009 the Company changed its emphasis from an international oil and gas company primarily to a US focused company because of current world economic conditions and lack of debt/capital financing.  The Company disposed of its foreign oil and gas leases/permits in two separate transactions described below.  The Company completed an extensive review of its Alaska and Oklahoma oil and gas leases, operations and recorded impairment charges of $639,813.

On June 12, 2009, the Company exchanged its membership interest in Union Energy (Alberta) LLC, a Colorado limited liability company, that owned eight contiguous sections (totaling 5,120 acres) of oil sands leases in the Peace River Oil Sands Area of northern Alberta, Canada for 1,000,000 restricted shares of Tamm Oil and Gas Corp.  The Company acquired these oil sands leases in May 2008 for $250,000.

On November 30, 2009, the Company sold oil and gas properties with a cost of $448,876 to Soladino Investments SA (“Soladino”), a Swiss corporation owned by our president, Mr. Fitzsimons for $596,551.  The purchase price was paid by cash of $96,551 and cancellation of $500,000 of its notes to Soladino.  The oil and gas properties were in Quebec, Canada and its wholly owned subsidiary Mac Oil SpA.  The Company recorded the $147,675 gain as a capital contribution.

Our Current Business

We are a US exploration stage Company engaged in the acquisition, exploration and production, if warranted, development of prospective oil and gas properties.  We plan to conduct exploration work on each of our current and future properties in order to ascertain whether any of them possess commercially exploitable quantities of oil and gas reserves.  The Company currently has significant lease holdings on the North Slope of Alaska and oil and gas production in Oklahoma.

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

The Oklahoma leases are in areas which the Company believes are promising for oil and gas production although the Company does not make any representations as to future profitable production, if any.  We have retained Keith Summar (a member of the American Association of Petroleum Geologists) as a consultant to assist us in our Oklahoma operations.

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

The operations and the potential profitability of oil and gas exploration and development companies often depend upon factors beyond our control. If our operations and potential profitability are negatively impacted because of these factors, our business could suffer and investors could lose all or part of their investment in our Company.

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

As of December 31, 2009, we have cash on hand of approximately $38,510 representing the remaining proceeds of our six financing transactions and loans from our president.  In order to commence and complete all intended test wells on the Oklahoma properties covered by the oil and gas leases, we anticipate that we will need to spend a minimum of $250,000.  Exploration (and if successful, development) of the Alaska prospects is unlikely to commerce until the next decade and it is impossible to forecast these costs at this time.  Nevertheless, we will require substantial additional financing to cover such costs.  Furthermore, we will require additional financing to sustain our business operations if we are not successful in earning revenues once drilling is complete.

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

James Fitzsimons, our president and a director, owns Soladino Investments SA, a Swiss corporation that owns 17,800,000 shares of our common stock, or 78.5% of the Company’s issued and outstanding shares. Due to this stock ownership, James Fitzsimons is able to substantially influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders.  This stock ownership and potential effective control on all matters relating to the business and operations of our Company could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to effect any change in the course of business of our Company.  This lack of shareholder control could prevent the shareholders from removing from the board of directors any directors who are not managing the Company with sufficient skill to make it profitable, which could prevent us from becoming profitable and cause investors to lose all or part of their investment in our Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Leasehold Acreage

The Company owns interests in oil and gas acreage in the locations set forth below as of December 31, 2009 and 2008.  These ownership interests generally take the form of working interests in oil and gas leases or licenses that have varying terms.

	December 31, 2009		December 31, 2008
State or Country	Gross	Net	Gross		Net
Alaska	24,280	24,280	24,280		24,280
Oklahoma	7,204	4,929	6,379		2,809
Canada (1)	-	-	286,713		286,713
Italy (1)	-	-	-	(2)	-	(2)
Netherlands (1)	-	-	-	(3)	-	(3)
Total	31,484	29,209	317,372		313,802

(1)  On November 30, 2009, the Company sold $448,876 of its foreign oil and gas leases to Soladino Investments SA, an entity owned and controlled by the president and the majority stockholder of the Company, for $596,551 by (i) the cancellation of $500,000 of notes and (ii) a cash payment of $96,551.  The sales price over the cost basis of $147,675 was booked as additional paid in capital.

(2)   On January 20, 2009, the Government of Italy made the preliminary awards of the competitive oil and gas exploration licenses, "Fiorenzuola D'Arda" located in the Po Valley and "Montottone" located in the Marche region, in favor of Mac Oil SpA, our former subsidiary. On March 24, 2009, the Government of Italy made the preliminary award of the competitive oil and gas exploration license, "Melzo" located in the Po Valley, also in favor of Mac Oil SpA. On September 17, 2009, the Government of Italy made the preliminary award of the competitive oil and gas exploration license, "San Grato" located in the Po Valley, again in favor of Mac Oil SpA. The four Italy licenses cover a net surface area of 132,900 hectares (328,181 acres).

        The Company also had two competitive oil and gas exploration license applications pending awaiting adjudication by the Ministry of Economic Development in Italy covering a net surface area of 98,332 hectares (242,982 acres).

(3)   The Company had one license application pending covering a net surface area of 45,037 hectares (111,288 acres).

Leasehold Acreage Costs

The Company has capitalized leasehold acreage costs in undeveloped oil and natural gas acreage in the locations set forth below:

	December 31,
	2009	2008
State or Country
Alaska	$442,086	$442,086
Oklahoma (1)	760,029	520,050
Canada (2), (3), (4)	-	277,130
Italy (3), (4)	-	228,867
Netherlands (3)	-	25,760
Total	$1,202,115	$1,493,893

(1)   The Oklahoma oil and gas leasehold costs are net of a 2009 impairment charge of $622,966.

(2)   On June 12, 2009, the Company exchanged its membership interest in Union Energy (Alberta) LLC, a Colorado limited liability company, that owned eight contiguous sections (totaling 5,120 acres) of oil sands leases in the Peace River Oil Sands Area of northern Alberta, Canada for 1,000,000 restricted shares of Tamm Oil and Gas Corp.  The Company acquired these oil sands leases in May 2008 for $250,000.

(3)  On November 30, 2009, the Company sold its foreign oil and gas leases with a cost of $448,876 to Soladino Investments SA for $596,551.

(4)   At December 31, 2009, the Company wrote off $7,978 and $8,669 of remaining Canadian and Italian oil and gas leasehold costs as an impairment charge, respectively.

Oil and Gas Drilling Activity

We own working interests in five gross producing oil wells and seven gross producing gas wells at December 31, 2009.  Of the five gross producing oil wells two were dual completions (oil and gas).  At December 31, 2009, we had no wells in progress.  The Company currently does not have sufficient production records to compute the quantities of proved oil and gas reserves as required by SEC Regulation S-X, Rule 4-10(a).

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

Market Information

Our common stock trades on the Over the Counter Bulletin Board under the symbol “PTCP”.  The following table sets forth for the periods indicated the high and low prices per share of our common stock as quoted by the OTCBB, respectively:

	Price Range of
	Common Stock (1)
	High	Low
Year Ended December 31, 2009
Fourth Quarter	$2.50	$2.50
Third Quarter	$2.50	$2.25
Second Quarter	$2.25	$2.25
First Quarter	$2.25	$2.10

Year Ended December 31, 2008
Fourth Quarter	$2.10	$2.10
Third Quarter	$2.20	$2.10
Second Quarter	$1.80	$1.80
First Quarter	$-	$-

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

Holders

As of March 31, 2009, we had five shareholders of record and 22,680,000 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

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

During 2009 the Company changed its emphasis from an International oil and gas company primarily to a US focused company because of current world economic conditions and lack of debt/capital financing.  The Company disposed of its foreign oil and gas leases/permits in two separate transactions described below.  The Company completed an extensive review of its Alaska and Oklahoma oil and gas leases, operations and recorded  impairment charges of $639,813.

Plan of Operation

Our plan of operation for 2010 is to continue drilling test wells on our Oklahoma oil and gas leases.  We anticipate the cost of these programs will be approximately $250,000, however, this figure could be reduced, possibly substantially, by third-party working interest participation, arising particularly as a result of spacing and pooling applications and hearings.

During 2010 we also anticipate spending $100,000 on administrative expenses, including fees payable in connection with our compliance reporting obligations as a public company, such as legal, accounting and audit fees.

Total expenditures in 2010 therefore could be at least $350,000.  We have limited cash on hand to cover some of these expenses and will require additional funding.  We anticipate this additional funding will be provided in the form of equity financing from the sale of our common stock, sale of our Tamm Oil and Gas Corp (“TAMO”) stock or loans from our majority stockholder. We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

We are in the process of determining our personnel needs. We intend to hire consultants over the course of the next twelve months.  To attract qualified personnel, we intend to offer percentages of the Company’s working interest in its oil and gas properties.

Results of Operations

For the year ended December 31, 2009, we had revenues of $70,961, oil and gas exploration costs of $210,641 and incurred a loss of $1,237,259, as compared to revenues of $24,151, oil and gas exploration costs of $28,297 and a loss of $346,414 in 2008. Salaries in 2009 and 2008 were $120,000.  Professional fees in 2009 were $238,680 as compared to $156,368 in 2008.  General and administrative expenses for 2009 were $26,918 as compared to $36,985 in 2008.

The Company disposed of its foreign oil and gas leases/permits in two separate transactions described below.  The Company completed an extensive review of its Alaska and Oklahoma oil and gas leases, operations and recorded an impairment charge of $639,813.

In addition, we incurred interest expense of $72,895 in 2009 as compared to $30,633 in 2008.

Liquidity and Capital Resources

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

On June 12, 2009, the Company exchanged its membership interest in Union Energy (Alberta) LLC, a Colorado limited liability company, that owned eight contiguous sections (totaling 5,120 acres) of oil sands leases in the Peace River Oil Sands Area of northern Alberta, Canada for 1,000,000 restricted shares of Tamm Oil and Gas Corp.  The Company acquired these oil sands leases in May 2008 for $250,000.

Soladino Investments SA, a Swiss corporation owned by our president, loaned the Company $182,094 on August 19, 2009 and $100,000 on October 13, 2009.  The notes are secured, non-interest bearing and payable on demand.

On November 30, 2009, the Company sold oil and gas properties with a cost of $448,876 to Soladino Investments SA for $596,551.  The purchase price was paid by cash of $96,551 and cancellation of $500,000 of its notes to Soladino.  The oil and gas properties were in Quebec, Canada and its wholly owned subsidiary Mac Oil SpA.  The Company recorded the $147,675 gain as a capital contribution.

At December 31, 2009, the Company has $1,099,975 in notes (four) payable to Soladino Investments SA.  The notes are secured by the Company’s oil and gas leases, are non interest bearing and payable upon demand.

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of December 31, 2009, we had cash of $38,510 and negative working capital of $820,289.  Our net cash provided by financing activities from June 19, 2006 (inception) to December 31, 2009 was $2,273,017.

We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock, sale of our Tamm Oil and Gas Corp (“TAMO”) stock or loans from our majority stockholder.  We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

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

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2009 and 2008, and the reports thereon of Li & Company, respectively are included in this annual report.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of December 31, 2009, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On November 30, 2009, the Company sold oil and gas properties with a cost of $448,876 to Soladino Investments SA for $596,551.  The purchase price was paid by cash of $96,551 and cancellation of $500,000 of its notes to Soladino.  The oil and gas properties were in Quebec, Canada and its wholly owned subsidiary Mac Oil SpA.  The Company recorded the $147,675 gain as a capital contribution.

PART 1II

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of March 31, 2010 are:

Name	Age	Position(s) with the Company
James Fitzsimons	49	Director, CEO and President (1)
Stephen M. Siedow	59	Director and CFO (1)
Frank J. Hariton	61	Secretary

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

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2009 and 2008; provided, however, any payments to these officers were paid as consultants, not employees, of the Company, as the Company has not yet hired full or part-time employees. We may, once we are operational, implement employee benefits that will be generally available to all employees and subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.  Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James Fitzsimons, CEO, President, CFO and Director (1)	2009	$120,000							$120,000
	2008	$120,000							$120,000

Stephen M. Siedow, CFO and Director (2)	2009 2008	$-0- $-0-							$-0- $-0-

Frank J. Hariton, Secretary (3)	2009	$-0-							$-0-
	2008	$-0-							$-0-

(1)

James Fitzsimons has been the Company’s CEO and President since December 17, 2007.  Mr. Fitzsimons was CFO of our Company from December 17, 2007 through March 16, 2009.  Mr. Fitzsimons was first elected a director of our Company on September 20, 2007.

(2)

Stephen M. Siedow has been a director since December 2007.  Mr. Siedow was appointed CFO on March 16, 2009 effective March 1, 2009.  The Company paid Mr. Siedow $68,300 for accounting/consulting fees in 2009 and $77,700 in 2008.

(3)	Frank J. Hariton has been the Company’s secretary since September 2007. Mr. Hariton was paid $30,000 for legal services in 2009 and $26,500 in 2008.

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

ITEM 12.   SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2010, the stock ownership of (i) each of our named executive officers and directors, (ii)all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address	Amount & Nature
of Beneficial	of Beneficial	Percent
Owner (1)	Ownership (2)	of Class

James Fitzsimons (3)	17,800,000	78.5%
Selnaustrasse 3
8001 Zurich
Switzerland

Stephen M. Siedow	-0-	-0- %
13047 W. Iliff Drive
Lakewood, CO 80228

Frank J. Hariton	-0-	-0- %
1065 Dobbs Ferry Road
White Plains, NY 10607

Soladino Investments SA (3)	17,800,000	78.5%
Via Quadrellas 4
CH-7500 St.
Moritz, Switzerland

All officers and directors	17,800,000	78.5%
as a group (3 persons)

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

(2)

The beneficial ownership percent in the table is calculated with respect to the number of outstanding shares 22,680,000 of the Company’s common stock as of March 31, 2010, and each stockholder’s ownership is calculated as the number of shares of common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

(3)	Soladino Investments SA is a Swiss corporation owned by James Fitzsimons.

The term “named executive officer” refers to our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2009, and two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers of the Company at the end of 2009.

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

Soladino loaned the Company $182,094 on August 19, 2009 and $100,000 on October 13, 2009.  The notes are secured, non-interest bearing and payable on demand.

On November 30, 2009, the Company sold oil and gas properties with a cost of $448,876 to Soladino Investments SA for $596,551.  The purchase price was paid by cash of $96,551 and cancellation of $500,000 of its notes to Soladino.  The oil and gas properties were in Quebec, Canada and its wholly owned subsidiary Mac Oil SpA.  The Company recorded the $147,675 gain as a capital contribution.

At December 31, 2009, the Company has $1,099,975 in secured, non-interest bearing notes (four), payable on demand with its majority stockholder Soladino.  During the years ended December 31, 2009 and 2008, the Company imputed interest expense related to these notes of $72,895 and $30,274, respectively.  Interest was imputed at an implied rate of 6% per annum and the amounts were recorded as capital contributions by the Company.

The Company was provided management services by our president, Mr. Fitzsimons during 2009 and 2008 at no cost.  The Company recorded the $120,000 estimated value of these services as compensation expense and as a capital contribution.

The Company was provided accounting services by Mr. Siedow, our chief financial officer.  Mr. Siedow was paid $68,300 in 2009 and $77,700 in 2008 for these services.

The Company was provided legal and administrative services and office space by Mr. Hariton, our corporate secretary.  Mr. Hariton was paid $30,000 in 2009 and $26,500 in 2008 for these services.

Director Independence

Our current directors are James Fitzsimons and Stephen Siedow.  We are not currently subject to corporate governance standards defining the independence of our directors.  We have not yet adopted an independence standard or policy, although we intend to do so in the near future. Accordingly, the Company’s Board currently determines the independence of each Director and nominee for election as a Director.  The Board has determined that none of the Company’s directors currently qualifies as an independent director.  We do not list the “independent” definition we use on our Internet website.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were $17,500 and $14,000, respectively.

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
10.1

Consulting Agreement, dated March 12, 2008, between the Company and Keith G. Summar  (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed April 11, 2008).

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

Date: April 21, 2010

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

Signature	Title	Date

/s/ James Fitzsimons James Fitzsimons	Director, CEO and President	April 21, 2010

/s/ Stephen M. Siedow Stephen M. Siedow	Director and CFO	April 21, 2010

PETROCORP INC.

(An Exploration Stage Company)

 December 31, 2009 and 2008

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2009 and 2008	F-2

Consolidated Statements of Operations for the years ended December 31, 2009 and
2008 and for the period June 19, 2006 (inception) through December 31, 2009	F-3

Consolidated Statement of Stockholders' Equity for the period June 19, 2006
(inception) through December 31, 2009	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and
2008 and for the period June 19, 2006 (inception) through December 31, 2009	F-5

Notes to the Consolidated Financial Statements	F-7-F-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Petrocorp Inc.

White Plains, New York

We have audited the accompanying consolidated balance sheets of Petrocorp Inc. and subsidiaries (an exploration stage company) (collectively, "Petrocorp' or the "Company") as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period June 19, 2006 (inception) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period June 19, 2006 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at December 31, 2009, a net loss from operations and net cash used in operations for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 21, 2010

                                            F-1

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,
	2009	2008

Current assets:
Cash	$38,510	$556,035
Revenue receivables	24,474	33,962
Marketable securities	250,000	-
Total current assets	312,984	589,997

Oil and gas properties (successful efforts method):
Unproven acreage	1,228,365	1,497,643
Less depletion, depreciation and amortization	(26,250)	(3,750)
	1,202,115	1,493,893

Total assets	$1,515,099	$2,083,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$33,298	$71,317
Notes payable to majority stockholder	1,099,975	734,058
Total current liabilities	1,133,273	805,375

Stockholders' equity:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares
authorized; 22,680,000 shares issued and outstanding	2,268	2,268
Additional paid-in capital	2,051,752	1,711,182
Deficit accumulated during the exploration stage	(1,672,194)	(434,935)
	381,826	1,278,515

Total liabilities and stockholders’ equity	$1,515,099	$2,083,890

See accompanying notes to the consolidated financial statements.
F-2

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

			June 19, 2006
			(inception) to
	Year Ended December 31,		December 31,
	2009	2008	2009

Revenues earned during the exploration stage	$70,961	$24,151	$95,112

Cost of revenues during the exploration stage:
Oil and gas operating costs	86,398	17,099	103,497
Exploration costs	96,634	5,709	102,343
Depletion, depreciation and amortization	22,500	3,750	26,250
Production taxes	5,109	1,739	6,848
Total cost of revenues during the exploration stage	210,640	28,297	238,938

Gross profit (loss)	(139,679)	(4,146)	(143,826)

Operating expenses:
Salary - president and majority stockholder	120,000	120,000	240,000
Professional fees - CFO and secretary	98,506	104,200	202,706
Professional fees	140,174	52,168	192,342
General and administrative expenses	26,918	36,985	127,819
Impairment charges	639,813	-	656,742
Total operating expenses	1,025,411	313,353	1,419,609

Loss from operations	(1,165,411)	(317,499)	(1,563,435)

Other (income) expenses:
Interest income	(727)	(1,718)	(2,445)
Interest expense	-	359	359
Interest expense - related parties	72,895	30,274	109,245
Total other (income) expense	72,168	28,915	107,159

Loss before income taxes	(1,237,259)	(346,414)	(1,670,594)

Provision for income taxes	-	-	1,600

Net loss	$(1,237,259)	$(346,414)	$(1,672,194)

Net loss per common share -
basic and diluted	$(0.08)	$(0.02)

Weighted common shares outstanding -
basic and diluted	22,680,000	22,680,000

See accompanying notes to the consolidated financial statements. F-3

PETROCORP INC.
(An Exploration Stage Company)

Consolidated Statement of Stockholder's Equity
For the Period from June 19, 2006 (inception) through December 31, 2009

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Exploration Stage	Equity

Balance, June 19, 2006 (inception)	-	$-	$-	$-	$-

Common stock issued for cash	20,000,000	2,000	(1,900)		100
Common stock issued for cash	600,000	60	29,940		30,000
Net loss				(27,397)	(27,397)

Balance, December 31, 2006	20,600,000	2,060	28,040	(27,397)	2,703

Common stock issued for cash	480,000	48	23,952		24,000
Capital contribution			3,000		3,000
Common stock issued for cash	800,000	80	499,920		500,000
Interest contribution			6,076		6,076
Net loss				(61,124)	(61,124)

Balance, December 31, 2007	21,880,000	2,188	560,988	(88,521)	474,655

Common stock issued for cash	800,000	80	999,920		1,000,000
Salary contribution			120,000		120,000
Interest contribution			30,274		30,274
Net loss				(346,414)	(346,414)

Balance, December 31, 2008	22,680,000	2,268	1,711,182	(434,935)	1,278,515

Sales price over cost of oil and gas
properties sold to majority stockholder			147,675		147,675
Salary contribution			120,000		120,000
Interest contribution			72,895		72,895
Net loss				(1,237,259)	(1,237,259)

Balance, December 31, 2009	22,680,000	$2,268	$2,051,752	$(1,672,194)	$381,826

See accompanying notes to the consolidated financial statements.
F-4

PETROCORP INC.
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			June 19, 2006
			(inception) to
	Year Ended December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(1,237,259)	$(346,414)	$(1,672,194)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	22,500	3,750	27,321
Impairment charges	639,813		656,742
Salary contribution	120,000	120,000	240,000
Interest contribution	72,895	30,274	109,245
Changes in operating assets and liabilities:
Revenue receivables	9,488	(33,962)	(24,474)
Accrued expenses	(38,019)	52,431	33,298
State of Alaska payable		(279,500)	-
Net cash used in operating activities	(410,582)	(453,421)	(630,062)

Cash flows from investing activities:
Acquisition of oil and gas properties	(569,411)	(728,299)	(1,682,996)
Proceeds from sale of oil and gas properties	96,551		96,551
Purchase of equipment			(18,000)
Net cash used in investing activities	(472,860)	(728,299)	(1,604,445)

Cash flows from financing activities:
Proceeds from notes payable to majority stockholder	365,917		805,917
Repayment of notes payable to majority stockholder		(90,000)	(90,000)
Proceeds from sale of common stock		1,000,000	1,557,100
Net cash provided by financing activities	365,917	910,000	2,273,017

Net (decrease) increase in cash	(517,525)	(271,720)	38,510
Cash at beginning of year	556,035	827,755	-
Cash at end of year	$38,510	$556,035	$38,510

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$359	$359
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of noncash investing and
financing activities:
Forgiveness of debt by a stockholder	$-	$-	$3,000
Salary contribution	$120,000	$120,000	$240,000
Interest contribution	$72,895	$30,274	$109,245
Acquisition of undeveloped oil and gas properties
from majority stockholder for notes	$583,823	$384,058	$967,881
Sale of $448,876 of oil and gas properties to Soladino
Investments SA, an entity owned by our president for
cancellation of $500,000 of notes and cash payment of $96,551	$(500,000)	$-	$(500,000)

See accompanying notes to the consolidated financial statements.
F-5

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the accounts of Petrocorp Inc. and its wholly-owned subsidiaries: Petrocorp (Oklahoma) Inc., Union Energy (Alaska) LLC and Mac Oil SpA through November 30, 2009 (collectively, “Petrocorp” or the “Company”).  All intercompany accounts and transactions have been eliminated.

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

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

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

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.   These reclassifications had no effect on reported losses.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities

Marketable securities available-for-sale, consisted of 1,000,000 common shares of Tamm Oil and Gas Corp. ("TAMO"), a publicly traded company listed on the Over the Counter Bulletin Board ("OTCBB"), and are stated at market value based on the most recently traded price of these marketable securities at December 31, 2009 taking into consideration their lack of liquidity. On June 12, 2009, the Company exchanged its membership interest in Union Energy (Alberta) LLC, a Colorado limited liability company, that owned eight contiguous sections (5,120 acres) of oil sands leases in the Peace River Oil Sands Area of northern Alberta, Canada for the 1,000,000 common shares, restricted for six (6) months from the date of signing, pursuant to the Agreement and Plan of Reorganization executed by and between Tamm Oil and Gas Corp and the Company. The Company acquired these oil sands leases in May 2008 for $250,000. Pursuant to Section 320-10-25 of the FASB Accounting Standards Codification unrealized gains and losses, if any, determined by the difference between the historical cost of $250,000 and the market value at each balance sheet date, are recorded as a component of accumulated other comprehensive income in stockholders' equity and realized gains and losses are determined by the difference between the historical cost of $250,000 and the gross proceeds received when these marketable securities are sold. TAMO's shares traded between $0.56 per share and $1.05 per share with an average daily volume of 274,000 shares for the period June 12, 2009 through December 31, 2009, with the closing price at $0.645 per share and a volume of 86,000 shares on December 31, 2009. The market value of the Company's 1,000,000 TAMO's shares at December 31, 2009 would have been $645,000 based on TAMO's December 31, 2009 closing price. The Management determined that the fair value of these marketable securities was $250,000, its historical cost when taking into consideration of the lack of average trading volume. At December 31, 2009, the Company did not record any unrealized gains or (losses), nor sold any of these marketable securities.

Oil and gas properties

The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves.  If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows pursuant to Topic 932 “Financial Accounting and Reporting by Oil and Gas Producing Companies” of the FASB Accounting Standards Codification (“Topic 932”).  The costs of development wells are capitalized whether productive or nonproductive.  Oil and gas lease acquisition costs are also capitalized.  Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

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

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, revenue receivable, and accrued expenses approximate their fair values because of the short maturity of these instruments.  The Company’s marketable securities – restricted and notes payable to majority stockholder approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2009 and 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 and 2008.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between thirty (30) and ninety (90) days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to the purchaser.  At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

Net loss per common share

Section 260-10-45 of the FASB Accounting Standards Codification requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is anti-dilutive.  The Company had no potentially dilutive securities for the years ended December 31, 2009 or 2008.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental US GAAP to be launched on July 1, 2009.  The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets.  2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments - Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.  Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820.  The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees.  The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in US GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics
360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.	Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment)
to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other US GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable.  If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  At December 31, 2009, the Company had a deficit accumulated during the exploration stage of $1,672,194, a net loss of $1,237,259 with revenues of $70,961 and cash used in operations of $410,582 for the year then ended.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate measurable revenues, the Company’s cash position may not be sufficient to support its daily operations.  Management intends to raise additional capital through sales of its securities, sale of its Tamm Oil and Gas Corp (“TAMO”) stock or loans from its majority stockholder.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan, generate sufficient revenues and raise additional capital.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Marketable Securities

The available-for-sale marketable securities at December 31, 2009 and 2008 are set forth as follows:

	2009	2008

1,000,000 shares of TAMO common stock	$250,000	$-

Note 5 - Oil and Gas Properties

Leasehold Acreage

Petrocorp owns interests in oil and gas acreage in the locations set forth below as of December 31, 2009 and 2008.  These ownership interests generally take the form of working interests in oil and gas leases or licenses that have varying terms.

	December 31, 2009		December 31, 2008
State or Country	Gross	Net	Gross		Net
Alaska	24,280	24,280	24,280		24,280
Oklahoma	7,204	4,929	6,379		2,809
Canada (1)	-	-	286,713		286,713
Italy (1)	-	-	-	(2)	-	(2)
Netherlands (1)	-	-	-	(3)	-	(3)
Total	31,484	29,209	317,372		313,802

(1)  On November 30, 2009, the Company sold $448,876 of its foreign oil and gas leases to Soladino Investments SA, an entity owned and controlled by the president and the majority stockholder of the Company, for $596,551 by (i) the cancellation of $500,000 of notes and (ii) a cash payment of $96,551. The sales price over the cost basis of $147,675 was booked as additional paid-in capital.

(2)   On January 20, 2009, the Government of Italy made the preliminary awards of the competitive oil and gas exploration licenses, "Fiorenzuola D'Arda" located in the Po Valley and "Montottone" located in the Marche region, in favor of Mac Oil SpA, our former subsidiary. On March 24, 2009, the Government of Italy made the preliminary award of the competitive oil and gas exploration license, "Melzo" located in the Po Valley, also in favor of Mac Oil SpA. On September 17, 2009, the Government of Italy made the preliminary award of the competitive oil and gas exploration license, "San Grato" located in the Po Valley, again in favor of Mac Oil SpA. The four Italy licenses cover a net surface area of 132,900 hectares (328,181 acres).

        The Company also had two competitive oil and gas exploration license applications pending awaiting adjudication by the Ministry of Economic Development in Italy covering a net surface area of 98,332 hectares (242,982 acres).

(3)   The Company had one license application pending covering a net surface area of 45,037 hectares (111,288 acres).

Leasehold Acreage Costs

Petrocorp has capitalized leasehold acreage costs, net of accumulated depletion, depreciation and amortization, in undeveloped oil and natural gas acreage in the locations set forth below as of December 31, 2009 and 2008:

	December 31,
	2009	2008
State or Country
Alaska	$442,086	$442,086
Oklahoma (1)	760,029	520,050
Canada (2), (3), (4)	-	277,130
Italy (3), (4)	-	228,867
Netherlands (3)	-	25,760
Total	$1,202,115	$1,493,893

(1)  The Oklahoma oil and gas leasehold costs are net of acquisitions of $885,445, a 2009 impairment charge of $622,966 and accumulated depletion, depreciation and amortization of $26,200.

(2)   On June 12, 2009, the Company exchanged its membership interest in Union Energy (Alberta) LLC, a Colorado limited liability company, that owned eight contiguous sections (totaling 5,120 acres) of oil sands leases in the Peace River Oil Sands Area of northern Alberta, Canada for 1,000,000 restricted shares of Tamm Oil and Gas Corp.  The Company acquired these oil sands leases in May 2008 for $250,000.

(3)  On November 30, 2009, the Company sold $448,876 of its foreign oil and gas leases to Soladino Investments SA, an entity owned and controlled by the president and majority stockholder of the Company, for $596,551 by (i) the cancellation of $500,000 of notes and (ii) a cash payment of $96,551. The sales price over the cost basis of $147,675 was recorded as additional paid-in capital.

(4)  At December 31, 2009, the Company wrote off $7,978 and $8,669 of remaining Canadian and Italian oil and gas leasehold costs as an impairment charge, respectively.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

2009 Detailed Leasehold Acreage Costs

		2009 Activities
				Properties
	Balance at	Leasehold	Well	Exchanged	Impairment			Balance at
	12/31/2008	Costs	Costs	or Sold	Charge	Depletion		12/31/2009

State or Country
Alaska	$442,086	$	$	$	$	$		$442,086

Oklahoma (by prospect)
East Okemah	41,998				(41,998)			0
Snake Creek	307,803		29,106		(218,977)			117,932
Spanish Peak	173,999	65,990	206,526		(361,991)			84,524
Coal Creek	-	583,823						583,823
Accumulated depletion	(3,750)						(22,500)	(26,250)
Oklahoma, net	520,050	649,813	235,632	0	(622,966)		(22,500)	760,029

Canada	277,130	23,715		(292,866)	(7,978)			0

Italy	228,867	121,349		(341,348)	(8,869)			0

Netherlands	25,760	38,902		(64,662)				0
Total oil and gas properties	$1,493,893	$833,779	$235,632	$(698,876)	$(639,813)		$(22,500)	$1,202,115

Oil and Gas Drilling Activity

The Company owns working interests in five (5) gross producing oil wells and seven (7) gross producing gas wells at December 31, 2009. Of the five (5) gross producing oil wells two (2) were dual completions (oil and gas). At December 31, 2009, the Company had no wells in progress.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

Note 6 - Notes Payable to Majority Stockholder

On December 1, 2008, Mr. Fitzsimons transferred his 78.5% stock ownership in Petrocorp Inc. and three outstanding promissory notes (totaling $734,058) to Soladino Investments SA (“Soladino”), a Swiss corporation owned by Mr. Fitzsimons.  The Soladino note is secured, non-interest bearing and payable on demand.

On March 31, 2009, the Company purchased 171 oil and gas leases totaling 3,827 gross (2,666 net) acres in Okfuskee and Okmulgee Counties, Oklahoma from CH4 Energy, Inc., a company controlled by Soladino Investments SA at a cost of $583,823.  The Company reimbursed Soladino for its historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $583,823 and assumed responsibility for all further costs.

Soladino loaned the Company $182,094 on August 19, 2009 and $100,000 on October 13, 2009.  The notes are secured, non-interest bearing and payable on demand.

On November 30, 2009, Soladino cancelled $500,000 of the Company’s notes in Soladino’s acquisition of Mac Oil SpA and its foreign oil and gas leases in Quebec, Canada.  At December 31, 2009, the Company has $1,099,975 in secured, non-interest bearing notes (four), payable on demand with its majority stockholder Soladino.

During the years ended December 31, 2009 and 2008, the Company imputed interest expense related to these notes of $72,895 and $30,274, respectively.  Interest was imputed at an implied rate of 6% per annum and the amounts were recorded as capital contributions by the Company.

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

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

Note 8 - Income Taxes

Deferred tax assets

At December 31, 2009, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $1,049,227 exclusive of $639,813 in impairment charges, that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $356,700 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $356,700.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $260,900 and $78,100 for the year ended December 31, 2009 and 2008, respectively.

The components of deferred tax assets at December 31, 2009 and 2008 are:

	2009	2008
Net deferred tax assets - noncurrent:
Expected income tax benefit from NOL carry-forwards	$356,700	$95,800
Less valuation allowance	(356,700)	(95,800)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes follows:

	For the Year Ended December 31,
	2009	2008
Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-
forwards	(34.0)%	(34.0)%
Effective income tax rate	-0-%	-0-%

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

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

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

On March 31, 2009, the Company purchased 171 oil and gas lease leases totaling 3,827 gross (2,666 net) acres in Okfuskee and Okmulgee Counties, Oklahoma from CH4 Energy, Inc., a company controlled by Soladino Investments SA at a cost of $583,823.  The Company reimbursed Soladino for its historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $583,823 and assumed responsibility for all further costs.

Soladino loaned the Company $182,094 on August 19, 2009 and $100,000 on October 13, 2009.  The notes are secured, non-interest bearing and payable on demand.

On November 30, 2009, the Company sold $448,876 of its oil and gas properties to Soladino Investments SA for $596,551. The purchase price was paid by (i) cancellation of $500,000 of its notes to Soladino and (ii) a cash payment of $96,551. The oil and gas properties were in Quebec, Canada and its wholly owned subsidiary Mac Oil SpA. The Company recorded the $147,675 gain as a capital contribution.

The Company was provided management services by its president, Mr. Fitzsimons during 2009 and 2008 at no cost.  The Company recorded the $120,000 estimated annual value of these services as compensation expense and as a capital contribution.

Note 10 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through December 31, 2009, through April 21, 2010 the date when the financial statements were issued to determine if they must be reported.  Management of the Company has determined that there are no reportable subsequent events to be disclosed.