Form 10-Q
period 2010-03-31
Petrocorp Inc
filed 2010-05-20
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
OR
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,680,000 shares of common stock, par value $.0001 per share, as of April 30, 2010.

PETROCORP INC.

REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash	$27,437	$38,510
Revenue receivables	4,203	24,474
Marketable securities	245,000	250,000
Total current assets	276,640	312,984

Oil and gas properties (successful efforts method):
Unproved acreage	1,228,365	1,228,365
Less depletion, depreciation and amortization	(33,750)	(26,250)
	1,194,615	1,202,115

Total assets	$1,471,255	$1,515,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$25,000	$33,298
Notes payable to majority stockholder	1,099,975	1,099,975
Total current liabilities	1,124,975	1,133,273

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares
authorized; 22,680,000 shares issued and outstanding	2,268	2,268
Additional paid-in capital	2,098,252	2,051,752
Deficit accumulated during the exploration stage	(1,754,240)	(1,672,194)
	346,280	381,826

Total liabilities and stockholders’ equity	$1,471,255	$1,515,099

See accompanying notes to the consolidated financial statements.
3

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

			June 19, 2006
			(inception) to
	Three Months Ended March 31,		March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the exploration stage	$30,910	$4,285	$126,022

Cost of revenues during the exploration stage:
Oil and gas operating costs	22,560	16,905	126,057
Exploration costs	5,920	7,872	108,263
Depletion, depreciation and amortization	7,500	3,750	33,750
Production taxes	2,225	309	9,073
Total cost of revenues during the exploration stage	38,205	28,836	277,143

Gross profit (loss)	(7,295)	(24,551)	(151,121)

Operating expenses:
Salary - president and majority stockholder	30,000	30,000	270,000
Professional fees - chief financial officer and secretary	25,500	15,800	228,206
Professional fees	6,000	10,657	198,342
General and administrative expenses	6,782	7,997	134,601
Impairment charges	-	50,867	656,742
Total operating expenses	68,282	115,321	1,487,891

Loss from operations	(75,577)	(139,872)	(1,639,012)

Other (income) expenses:
Gain from sale of marketable securities	(10,030)	-	(10,030)
Interest income	(1)	(468)	(2,446)
Interest expense	-	-	359
Interest expense - related parties	16,500	11,101	125,745
Total other (income) expense, net	6,469	10,633	113,628

Loss before income taxes	(82,046)	(150,505)	(1,752,640)

Provision for income taxes	-	-	1,600

Net loss	$(82,046)	$(150,505)	$(1,754,240)

Net loss per common share -
basic and diluted	$(0.00)	$(0.01)

Weighted common shares outstanding -
basic and diluted	22,680,000	22,680,000

See accompanying notes to the consolidated financial statements.
4

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholder's Equity (Deficit)
For the Period from June 19, 2006 (inception) through March 31, 2010
(Unaudited)

				Deficit	Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-in	during the	Equity
	Shares	Amount	Capital	Exploration Stage	(Deficit)

Balance, June 19, 2006 (inception)	-	$-	$-	$-	$-

Common stock issued for cash	20,000,000	2,000	(1,900)		100
Common stock issued for cash	600,000	60	29,940		30,000
Net loss				(27,397)	(27,397)
Balance, December 31, 2006	20,600,000	2,060	28,040	(27,397)	2,703

Common stock issued for cash	480,000	48	23,952		24,000
Capital contribution			3,000		3,000
Common stock issued for cash	800,000	80	499,920		500,000
Interest contribution			6,076		6,076
Net loss				(61,124)	(61,124)
Balance, December 31, 2007	21,880,000	2,188	560,988	(88,521)	474,655

Common stock issued for cash	800,000	80	999,920		1,000,000
Salary contribution			120,000		120,000
Interest contribution			30,274		30,274
Net loss				(346,414)	(346,414)
Balance, December 31, 2008	22,680,000	2,268	1,711,182	(434,935)	1,278,515

Sales price over cost of oil and gas
properties sold to majority stockholder			147,675		147,675
Salary contribution			120,000		120,000
Interest contribution			72,895		72,895
Net loss				(1,237,259)	(1,237,259)
Balance, December 31, 2009	22,680,000	2,268	2,051,752	(1,672,194)	381,826

Salary contribution			30,000		30,000
Interest contribution			16,500		16,500
Net loss				(82,046)	(82,046)
Balance, March 31, 2010	22,680,000	$2,268	$2,098,252	$(1,754,240)	$346,280

See accompanying notes to the consolidated financial statements.
5

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			June 19, 2006
			(inception) to
	Three Months Ended March 31,		March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(82,046)	$(150,505)	$(1,754,240)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	7,500	3,750	34,821
Impairment charge		50,867	656,742
Salary contribution	30,000	30,000	270,000
Interest contribution	16,500	11,101	125,745
Changes in operating assets and liabilities:
Revenue receivables	20,271	25,684	(4,203)
Accrued expenses	(8,298)	(39,891)	25,000
Net cash used in operating activities	(16,073)	(68,994)	(646,135)

Cash flows from investing activities:
Proceeds from sale of marketable securities	5,000	-	5,000
Acquisition of oil and gas properties	-	(98,682)	(1,682,996)
Proceeds from sale of oil and gas properties	-	-	96,551
Purchase of equipment	-	-	(18,000)
Net cash provided by (used in) investing activities	5,000	(98,682)	(1,599,445)

Cash flows from financing activities:
Proceeds from notes payable to majority stockholder	-	-	805,917
Repayment of notes payable to majority stockholder	-	26,552	(90,000)
Proceeds from sale of common stock	-	-	1,557,100
Net cash provided by financing activities	-	26,552	2,273,017

Net (decrease) increase in cash	(11,073)	(141,124)	27,437

Cash at beginning of year	38,510	556,035	-
Cash at end of year	$27,437	$414,911	$27,437

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$359
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of noncash investing and
financing activities:
Forgiveness of debt by a stockholder	$-	$-	$3,000
Salary contribution	$30,000	$30,000	$270,000
Interest contribution	$16,500	$11,101	$125,745
Acquisition of undeveloped oil and gas properties
from majority stockholder for notes	$-	$583,823	$967,881
Sale of $448,876 of oil and gas properties to Soladino
Investments SA, an entity owned by our president for
cancellation of $500,000 of notes and cash payment of $96,551	$-	$-	$(500,000)

See accompanying notes to the consolidated financial statements.
6

PETROCORP INC.

(An Exploration Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 23, 2010.

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

3.  Related Party Transactions

At March 31, 2010, the Company has $1,099,975 in secured, non-interest bearing notes (four), payable on demand with its majority stockholder Soladino Investments SA.

During the three month period ended March 31, 2010 the Company recorded interest expense of $16,500.  Interest is computed at an implied rate of 6% and this amount was recorded as a capital contribution by the Company.

The Company was provided management services by its president, Mr. Fitzsimons during the quarter at no cost.  The Company recorded the $30,000 estimated value of these services as compensation expense and as a capital contribution.

4.  Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through May 20, 2010 the date when the financial statements were issued to determine if they must be reported.  Management of the Company has determined that there are no reportable subsequent events to be disclosed.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

References to “Company”, “we” or “us” refer to Petrocorp Inc., unless the context requires otherwise.

Forward Looking Statements

The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Form 10-K as of December 31, 2009.  This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

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

During 2009 the Company changed its emphasis from an international oil and gas company to a US focused company because of current world economic conditions and lack of debt/capital financing.  The Company disposed of its foreign oil and gas leases/permits in two separate transactions.  The Company completed an extensive review of its Alaska and Oklahoma oil and gas leases, operations and recorded an impairment charge of $639,813 during the fourth quarter.

Our office is located at 1065 Dobbs Ferry Road, White Plains, NY 10607 and our telephone number is (914) 674-4373.

Plan of Operation

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

Results of Operations

For the quarter ended March 31, 2010, we had revenues of $30,910, oil and gas operating costs of $22,560 and incurred a loss of $82,046, as compared to revenues of $4,285, operating costs of $16,905 and a loss of $150,505 in 2009.  During the 2010 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $31,500, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $26,457 for the 2009 quarter.  Also during the 2010 quarter, the Company paid general and administrative expenses of $6,782, which included rent, telephone and other office costs, as compared to $7,997 for the 2009 quarter.  Interest expense of $16,500 was computed on the majority stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of March 31, 2010, we had cash of $27,437 and negative working capital of $848,335.  Our net cash provided by financing activities from June 19, 2006 (inception) to March 31, 2010 was $2,273,017.

At March 31, 2010, the Company has $1,099,975 in notes (four) payable to Soladino Investments SA.  The notes are secured by the Company’s oil and gas leases, are non interest bearing and payable upon demand.

We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock, sale of our Tamm Oil and Gas Corp (“TAMO”) stock or loans from our majority stockholder.  We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no current revenue generating activities that give rise to significant assumptions or estimates.  Our most critical accounting policies relate to the accounting and disclosure of related party transactions.  Our financial statements filed as part of our December 31, 2009 Annual Report on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is not required as we are a smaller reporting company.

Item 4T. – Controls and Procedures

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

●

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2010, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2010.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as part of this Report.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. **
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. **
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer. **
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer. **

** Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                            PETROCORP INC.

Date: May 20, 2010

                                                                                    By:    /s/ James Fitzsimons

        James Fitzsimons, President