Form 10-Q
period 2010-06-30
Petrocorp Inc
filed 2010-08-20
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
OR
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,680,000 shares of common stock, par value $.0001 per share, as of July 31, 2010.

PETROCORP INC.

REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash	$10,745	$38,510
Revenue receivables	3,617	24,474
Marketable securities		250,000
Total current assets	14,362	312,984

Oil and gas properties (successful efforts method):
Unproved acreage	1,228,365	1,228,365
Less depletion, depreciation and amortization	(41,250)	(26,250)
	1,187,115	1,202,115

Total assets	$1,201,477	$1,515,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$50,633	$33,298
Notes payable to majority stockholder	805,975	1,099,975
Total current liabilities	856,608	1,133,273

Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares
authorized; 22,680,000 shares issued and outstanding	2,268	2,268
Additional paid-in capital	2,192,687	2,051,752
Deficit accumulated during the exploration stage	(1,850,086)	(1,672,194)
	344,869	381,826

Total liabilities and stockholders’ equity	$1,201,477	$1,515,099

See accompanying notes to the consolidated financial statements.
3

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

					June 19, 2006
					(inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2010	2009	2010	2009	2010

Revenues earned during the exploration stage	$30,859	$4,988	$61,769	$9,273	$156,881

Cost of revenues earned during the exploration stage:
Oil and gas operating costs	15,070	40,143	37,630	57,357	141,127
Exploration costs	10,446	37,245	16,363	37,139	118,706
Depletion, depreciation and amortization	7,500	3,750	15,000	7,500	41,250
Production taxes	2,222		4,447	164	11,295
	35,238	81,138	73,440	102,160	312,378

Gross profit (loss)	(4,379)	(76,150)	(11,671)	(92,887)	(155,497)

Operating expenses:
Salary - president and majority stockholder	30,000	30,000	60,000	60,000	300,000
Professional fees - CFO and secretary	25,500	25,500	51,000	41,300	253,706
Professional fees	12,500	11,206	18,500	21,863	210,842
General and administrative expenses	8,035	8,319	14,817	16,152	142,636
Impairment charges				58,845	656,742
	76,035	75,025	144,317	198,160	1,563,926

Loss from operations	(80,414)	(151,175)	(155,988)	(291,047)	(1,719,423)

Other (income) expenses:
Gain from sale of marketable securities			(10,030)		(10,030)
Interest income		(197)	(1)	(665)	(2,446)
Interest expense					359
Interest expense - related parties	15,435	19,769	31,935	30,870	141,180
	15,435	19,572	21,904	30,205	129,063

Loss before income taxes	(95,849)	(170,747)	(177,892)	(321,252)	(1,848,486)

Provision for income taxes	-	-	-	-	1,600

Net loss	$(95,849)	$(170,747)	$(177,892)	$(321,252)	$(1,850,086)

Net loss per common share -
basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted common shares outstanding -
basic and diluted	22,680,000	22,680,000	22,680,000	22,680,000

See accompanying notes to the consolidated financial statements.
4

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			June 19, 2006
			(inception) to
	Six Months Ended June 30,		June 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(177,892)	$(321,252)	$(1,850,086)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	15,000	7,500	42,321
Impairment charge		58,845	656,742
Salary contribution	60,000	60,000	300,000
Interest contribution	31,935	30,870	141,180
Changes in operating assets and liabilities:
Revenue receivables	20,857	22,825	(3,617)
Accrued expenses	17,335	49,525	50,633
Net cash used in operating activities	(32,765)	(91,687)	(662,827)

Cash flows from investing activities:
Proceeds from sale of marketable securities	5,000		5,000
Acquisition of oil and gas properties		(256,384)	(1,682,996)
Proceeds from sale of oil and gas properties			96,551
Purchase of equipment			(18,000)
Net cash provided by (used in) investing activities	5,000	(256,384)	(1,599,445)

Cash flows from financing activities:
Proceeds from notes payable to majority stockholder		26,552	805,917
Repayment of notes payable to majority stockholder		(26,552)	(90,000)
Proceeds from sale of common stock			1,557,100
Net cash provided by financing activities	-	-	2,273,017

Net change in cash	(27,765)	(348,071)	10,745

Cash at beginning of period	38,510	556,035	-
Cash at end of period	$10,745	$207,964	$10,745

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$359
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of noncash investing and
financing activities:
Forgiveness of debt by a stockholder	$-	$-	$3,000
Salary contribution	$60,000	$60,000	$300,000
Interest contribution	$31,935	$30,870	$141,180
Exchange of $294,000 of marketable securities with a cost basis of
$245,000 to Soladino Investments SA, an entity owned by
its president for cancellation of $294,000 of notes	$245,000	$-	$245,000
Acquisition of unproved oil and gas properties from
majority stockholder for notes	$-	$583,823	$967,881
Sale of $448,876 of oil and gas properties to Soladino
Investments SA, an entity owned by our president for
cancellation of $500,000 of notes and cash payment of $96,551	$-	$-	$(500,000)

See accompanying notes to the consolidated financial statements.
5

PETROCORP, INC.

(An Exploration Stage Company)

June 30, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 23, 2010.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on reported losses.

2.  Exploration Stage Company

The Company is an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenue since inception, the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not yet commenced.  The Company has no declared oil and gas reserves.  All losses since inception have been considered part of the Company’s exploration stage activities.

3.  Related Party Transactions

On June 4, 2010, the Company exchanged $294,000 of Tamm Oil and Gas Corp. marketable securities (980,000 shares) with a cost basis of $245,000 to Soladino Investments SA for cancellation of $294,000 of notes.  The gain of $49,000 from this transaction was recorded as a capital contribution by the Company.

At June 30, 2010, the Company has $805,975 in secured, non-interest bearing notes (two), payable on demand with its majority stockholder, Soladino Investments SA.

During the three and six month period ended June 30, 2010 the Company recorded interest expense of $15,435 and $31,935, respectively.  Interest is computed at an implied rate of 6% and this amount was recorded as a capital contribution by the Company.

The Company was provided management services by its president, Mr. Fitzsimons during the quarter at no cost.  The Company recorded the $60,000 estimated value of these services as compensation expense and as a capital contribution.

PETROCORP, INC.

(An Exploration Stage Company)

June 30, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

4.  Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  Management of the Company has determined that there are certain reportable subsequent events to be disclosed as follows:

On July 8, 2010, Soladino Investments SA loaned the Company $44,025.  The note is secured, non-interest bearing and payable on demand.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

For the quarter ended June 30, 2010, we had revenues of $30,859, oil and gas operating costs of $15,070 and incurred a loss of $95,849, as compared to revenues of $4,988, operating costs of $40,143 and a loss of $170,747 in 2009.  During the 2010 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $38,000, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $66,706 for the 2009 quarter.  Also during the 2010 quarter, the Company paid general and administrative expenses of $8,035, which included rent, telephone and other office costs, as compared to $8,319 for the 2009 quarter.  Interest expense of $15,435 was computed on the majority stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

During the six months ended June 30, 2010, we incurred a net loss of $177,892 compared to a net loss of $321,252 for the 2009 period.  During the six months ended June 30, 2010, the Company paid compensation and professional fees of $129,500, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $123,163 for the 2009 period.  Also during the six months ended June 30, 2010, the Company paid general and administrative expenses of $14,817, which included rent, telephone and other office costs, as compared to $16,152 for the 2009 period.  During the six months ended June 30, 2010 interest expense of $31,935 was computed on the officer/stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the period.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of June 30, 2010, we had cash of $10,745 and negative working capital of $842,246.  Our net cash provided by financing activities from June 19, 2006 (inception) to June 30, 2010 was $2,273,017.

At June 30, 2010, the Company has $805,975 in notes (two) payable to Soladino Investments SA.  The notes are secured by the Company’s oil and gas leases, are non interest bearing and payable upon demand.

We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock or loans from our majority stockholder.  We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is not required as we are a smaller reporting company.

Item 4T. - Controls and Procedures

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2010, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2010.

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

                                                                                            PETROCORP INC.

Date: August 20, 2010

                                                                                    By:  /s/ James Fitzsimons

        James Fitzsimons

        CEO and President