Form 10-K
period 2010-12-31
Petrocorp Inc
filed 2011-04-15
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-141993
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

   Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated Filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2011:  $12,200,000.

The number of shares of the registrant's common stock outstanding as of March 31, 2011: 22,680,000.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;
•	uncertainties about the estimates of reserves;
•	our ability to increase our production and oil and natural gas income through exploration and development;
•	the number of well locations to be drilled and the time frame within which they will be drilled;
•	the timing and extent of changes in commodity prices for natural gas and crude oil;
•	domestic demand for oil and natural gas;
•	drilling and operating risks;
•	the availability of equipment, such as drilling rigs and transportation pipelines;
•	changes in our drilling plans and related budgets;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and
•	other factors discussed under Item 1A Risk Factors with the heading “Risks Related To Our Business”.

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

On September 20, 2007, the Company entered the oil and gas exploration and production business with the acquisition of three separate farm-out agreements from James Fitzsimons.  Mr. Fitzsimons also purchased 17,800,000 shares of the Company’s common stock from certain shareholders for $454,000.  Mr. Fitzsimons was elected a director of the Company.

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

During 2009 the Company changed its emphasis from an international oil and gas company primarily to a US focused company because of world economic conditions and lack of debt/capital financing.  The Company disposed of its foreign oil and gas leases/permits in two separate transactions.  The Company completed an extensive review of its Alaska and Oklahoma oil and gas leases, operations and recorded a $900,865 impairment charge in 2010 as compared to $639,813 in 2009.

Our Current Business

We are a US exploration stage Company engaged in the acquisition, exploration and production, if warranted, development of prospective oil and gas properties.  We plan to conduct exploration work on each of our current and future properties in order to ascertain whether any of them possess commercially exploitable quantities of oil and gas reserves.  The Company currently has lease holdings on the North Slope of Alaska and oil and gas production in Oklahoma.

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

Our exploration activities will be subject to many risks, including the risk that we may not discover commercially productive reservoirs. Exploration for oil and natural gas can be unprofitable, not only from failing to discover reserves, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our exploration activities may be curtailed, delayed or cancelled as a result of other factors, including:

•   fires;

•   explosions;

•   blow-outs and surface cratering;

•   uncontrollable flows of underground natural gas, oil, or formation water;

•   natural disasters;

•   facility and equipment failures;

•   title problems;

•   shortages or delays in the delivery of equipment and services;

•   abnormal pressure formations; and,

•   environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges     of toxic gases.

If any of these events occur, we could incur substantial losses as a result of:

•   injury or loss of life;

•   severe damage to and destruction of property, natural resources or equipment;

•   pollution and other environmental damage;

•   clean-up responsibilities;

•   regulatory investigation and penalties;

•   suspension of our operations; or,

•   repairs necessary to resume operations.

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

Our current operating funds are less than necessary to commence and complete intended test wells on the Oklahoma and Alaska properties covered by our oil and gas leases. Therefore, we will need to obtain additional financing in order to complete our business plan.  We currently have limited operations and we have minimal oil and gas sales.

At December 31, 2010, we have cash of $29,404 representing the remaining proceeds of our financing transactions and loans from our president.  In order to commence and complete intended test wells on the Oklahoma properties we anticipate that we will need to spend a minimum of $100,000.  Exploration (and if successful, development) of the Alaska prospects is unlikely to commerce until the next decade and it is impossible to forecast these costs at this time.  Nevertheless, we will require substantial additional financing to cover such costs.  Furthermore, we will require additional financing to sustain our business operations if we are not successful in earning revenues once drilling is complete.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Leasehold Acreage

The Company owns interests in oil and gas acreage in the locations set forth below as of December 31, 2010 and 2009.  These ownership interests generally take the form of working interests in oil and gas leases that have varying terms.

	December 31, 2010		December 31, 2009
	Gross	Net	Gross	Net

Alaska	24,280	24,280	24,280	24,280
Oklahoma	4,209	2,968	7,204	4,929
Total	31,484	29,209	31,484	29,209

Leasehold Acreage Costs

The Company has capitalized leasehold acreage costs, net of impairment charges and accumulated depletion, depreciation and amortization, in undeveloped oil and natural gas acreage in the locations set forth below:

	December 31,
	2010	2009

Alaska (1)	$194,800	$442,086
Oklahoma (2)	76,450	760,029
Total	$271,250	$1,202,115

(1)    The 2010 Alaska oil and gas leasehold costs are net of a $247,286 impairment charge.

(2)    The 2010 Oklahoma oil and gas leasehold costs are net of a $653,579 impairment charge and accumulated depletion, depreciation and amortization of $30,000.  The 2009 oil and gas leasehold costs are net of $885,445 in acquisitions, a $639,813 impairment charge and accumulated depletion, depreciation and amortization of $26,200.

Oil and Gas Drilling Activity

We own working interests in five gross producing oil wells and seven gross producing gas wells at December 31, 2010.  Of the five gross producing oil wells two were dual completions (oil and gas).  At December 31, 2010, we had no wells in progress.  The Company currently does not have sufficient production records to compute the quantities of proved oil and gas reserves as required by SEC Regulation S-X, Rule 4-10(a).

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

ITEM 4.   REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Stock Split/ Dividends

None

Market Information

Our common stock trades on the Over the Counter Bulletin Board under the symbol “PTCP”.  The following table sets forth for the periods indicated the high and low prices per share of our common stock as quoted by the OTCBB, respectively:

	Price Range of
	Common Stock
	High	Low
Year Ended December 31, 2010
Fourth Quarter	$2.00	$2.00
Third Quarter	$2.00	$2.00
Second Quarter	$2.00	$2.00
First Quarter	$2.50	$2.00

Year Ended December 31, 2009
Fourth Quarter	$2.50	$2.50
Third Quarter	$2.50	$2.25
Second Quarter	$2.25	$2.25
First Quarter	$2.25	$2.10

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

Holders

As of March 31, 2011, we had five shareholders of record and 22,680,000 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

None

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and RESULTS OF OPERATION.

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

Background

During 2009 the Company changed its emphasis from an international oil and gas company primarily to a US focused company because of world economic conditions and lack of debt/capital financing.  The Company disposed of its foreign oil and gas leases/permits in two separate transactions.  The Company completed an extensive review of its Alaska and Oklahoma oil and gas leases, operations and recorded a $900,865 impairment charge in 2010 as compared to $639,813 in 2009.

Plan of Operation

Our plan of operation for 2011 is to continue drilling test wells on our Oklahoma oil and gas leases.  We anticipate the cost of these programs will be approximately $100,000, however, this figure could be reduced by third-party working interest participation, arising particularly as a result of spacing and pooling applications and hearings.

During 2011 we also anticipate spending $100,000 on administrative expenses, including fees payable in connection with our compliance reporting obligations as a public company, such as legal, accounting and audit fees.

Total expenditures in 2011 therefore could be at least $200,000.  We have limited cash to cover some of these expenses and will require additional funding.  We anticipate this additional funding will be provided in the form of equity financing from the sale of our common stock or loans from our majority stockholder. We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

We are in the process of determining our personnel needs. We intend to hire consultants over the course of the next twelve months.  To attract qualified personnel, we intend to offer percentages of the Company’s working interest in its oil and gas properties.

Results of Operations

For the year ended December 31, 2010, we had revenues of $109,298, oil and gas exploration costs of $179,478 and incurred a net loss of $1,273,048, as compared to revenues of $70,961, oil and gas exploration costs of $210,641 and a net loss of $1,237,259 in 2009. Salaries in 2010 were $120,000 same as in 2009.  Professional fees - CFO and Secretary in 2010 were $102,000 as compared to $98,506 in 2009.  Professional fees - audit and reviews in 2010 were $23,500 as compared to $20,000 in 2009.  Professional fees - foreign were $0 in 2010 as compared to $120,174 in 2009. General and administrative expenses for 2010 were $8,028 as compared to $26,918 in 2009.

During 2009 the Company disposed of its foreign oil and gas leases/permits in two separate transactions.  The Company completed an extensive review of its Alaska and Oklahoma oil and gas leases, operations and recorded a $900,865 impairment charge in 2010 as compared to $639,813 in 2009.

In addition, we incurred interest expense of $58,507 in 2010 as compared to $72,895 in 2009.

Liquidity and Capital Resources

On June 4, 2010, the Company exchanged $294,000 of Tamm Oil and Gas Corp. shares (980,000 shares) with a cost basis of $245,000 with Soladino Investments SA (“Soladino”) for cancellation of $294,000 of notes.  These shares were valued at $.30 per share and the quoted offer price was $.25 per share.  The Company recorded the $49,000 gain as a capital contribution.

Soladino, a Swiss corporation owned by our president, loaned the Company $143,975 in 2010 ($64,010 in July, $29,965 in August and $50,000 in December).  At December 31, 2010, the Company has $949,950 in notes (four) payable to Soladino Investments SA.  The notes are secured by the Company’s oil and gas leases, are non interest bearing and payable upon demand.

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  At December 31, 2010, we had cash of $29,404 and negative working capital of $934,965.  Our net cash provided by financing activities from June 19, 2006 (inception) to December 31, 2010 was $2,416,992.

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

Not applicable

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2010 and 2009, and the reports thereon of Li & Company, respectively are included in this annual report.

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

None

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

•

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of December 31, 2010, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2010.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $37,500 to $75,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART 1II

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of March 31, 2011 are:

Name	Age	Position(s) with the Company
James Fitzsimons	50	Director, CEO and President (1)
Stephen M. Siedow	60	Director and CFO (1)
Frank J. Hariton	62	Secretary

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

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2010 and 2009; provided, however, any payments to these officers were paid as consultants, not employees, of the Company, as the Company has not yet hired full or part-time employees. We may, once we are operational, implement employee benefits that will be generally available to all employees and subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.  Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James Fitzsimons, CEO, President, CFO and Director (1)	2010	$120,000							$120,000
	2009	$120,000							$120,000

Stephen M. Siedow, CFO and Director (2)	2010 2009	$-0- $-0-							$-0- $-0-

Frank J. Hariton, Secretary (3)	2010	$-0-							$-0-
	2009	$-0-							$-0-

(1)

James Fitzsimons has been the Company’s CEO and President since December 17, 2007.  Mr. Fitzsimons was CFO of our Company from December 17, 2007 through March 16, 2009.  Mr. Fitzsimons was elected a director of our Company on September 20, 2007.

(2)

Stephen M. Siedow has been a director since December 2007.  Mr. Siedow was appointed CFO on March 16, 2009 effective March 1, 2009.  The Company paid Mr. Siedow $72,000 for accounting services in 2010 and $68,300 in 2009.

(3)	Frank J. Hariton has been the Company’s secretary since September 2007. Mr. Hariton was paid $30,000 for legal services in 2010 and 2009.

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

ITEM 12.   SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2011, the stock ownership of (i) each of our named executive officers and directors, (ii)all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address	Amount & Nature
of Beneficial	of Beneficial	Percent
Owner (1)	Ownership (2)	of Class

James Fitzsimons (3)	17,800,000	78.5%
Selnaustrasse 3
8001 Zurich
Switzerland

Stephen M. Siedow	-0-	-0-%
13047 W. Iliff Drive
Lakewood, CO 80228

Frank J. Hariton	-0-	-0-%
1065 Dobbs Ferry Road
White Plains, NY 10607

Soladino Investments SA (3)	17,800,000	78.5%
Via Quadrellas 4
CH-7500 St.
Moritz, Switzerland

All officers and directors	17,800,000	78.5%
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

(2)

The beneficial ownership percent in the table is calculated with respect to the number of outstanding shares 22,680,000 of the Company’s common stock as of March 31, 2011, and each stockholder’s ownership is calculated as the number of shares of common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

(3)	Soladino Investments SA is a Swiss corporation owned by James Fittzsimons.

The term “named executive officer” refers to our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2010, and two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers of the Company at the end of 2010.

Change in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions with Related Persons

On June 4, 2010, the Company exchanged $294,000 of Tamm Oil and Gas Corp. shares (980,000 shares) with a cost basis of $245,000 with Soladino Investments SA (“Soladino”), a Swiss corporation owned by Mr. Fitzsimons, for cancellation of $294,000 of notes.  These shares were valued at $.30 per share and the quoted offer price was $.25 per share.  The Company recorded the $49,000 gain as a capital contribution.

Soladino loaned the Company $143,975 in 2010 ($64,010 in July, $29,965 in August and $50,000 in December).  At December 31, 2010, the Company has $949,950 in secured, non-interest bearing notes (four), payable on demand with its majority stockholder Soladino.

During the year ended December 31, 2010, the Company imputed interest expense related to these notes of $58,507.  Interest was imputed at an implied rate of 6% per annum and the amounts were recorded as capital contributions by the Company.

The Company was provided management services by its president, Mr. Fitzsimons during 2010 at no cost.  The Company recorded the $120,000 estimated annual value of these services as compensation expense and as a capital contribution.

The Company was provided accounting services by Mr. Siedow, our chief financial officer.  Mr. Siedow was paid $72,000 in 2010 for these services.

The Company was provided legal and administrative services and office space by Mr. Hariton, our corporate secretary.  Mr. Hariton was paid $30,000 in 2010 for these services.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were $23,500 and $17,500, respectively.

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

Date: April 15, 2011

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

Signature	Title	Date

/s/ James Fitzsimons James Fitzsimons	Director, CEO and President	April 15, 2011

/s/ Stephen M. Siedow Stephen M. Siedow	Director and CFO	April 15, 2011

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the years ended December 31, 2010 and
2009 and for the period June 19, 2006 (inception) through December 31, 2010	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period June 19, 2006
(inception) through December 31, 2010	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and
2009 and for the period June 19, 2006 (inception) through December 31, 2010	F-5

Notes to the Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Petrocorp Inc.

White Plains, New York

We have audited the accompanying consolidated balance sheets of Petrocorp Inc. and subsidiaries (an exploration stage company) (collectively, “Petrocorp” or the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period June 19, 2006 (inception) through December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, and for the period June 19, 2006 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at December 31, 2010, a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 15, 201

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,
	2010	2009

Current assets:
Cash	$29,404	$38,510
Revenue receivables	2,958	24,474
Marketable securities	-	250,000
Total current assets	32,362	312,984

Oil and gas properties (successful efforts method):
Unproved acreage	327,500	1,228,365
Less depletion, depreciation and amortization	(56,250)	(26,250)
	271,250	1,202,115

Total assets	$303,612	$1,515,099

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accrued expenses	$17,377	$33,298
Notes payable to majority stockholder	949,950	1,099,975
Total current liabilities	967,327	1,133,273

Stockholders’ equity (deficit):
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares
authorized; 22,680,000 shares issued and outstanding	2,268	2,268
Additional paid-in capital	2,279,259	2,051,752
Deficit accumulated during the exploration stage	(2,945,242)	(1,672,194)
	(663,715)	381,826

Total liabilities and stockholders’ equity (deficit)	$303,612	$1,515,099

See accompanying notes to the consolidated financial statements.
F-2

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

			June 19, 2006
			(inception) to
	Year Ended December 31,		December 31,
	2010	2009	2010

Revenues earned during the exploration stage	$109,298	$70,961	$204,410

Cost of revenues during the exploration stage:
Oil and gas operating costs	74,579	86,398	178,076
Exploration costs	67,031	96,634	169,374
Depletion, depreciation and amortization	30,000	22,500	56,250
Production taxes	7,868	5,109	14,716
	179,478	210,641	418,416

Gross profit (loss)	(70,180)	(139,680)	(214,006)

Operating expenses:
Salary - president and majority stockholder	120,000	120,000	360,000
Professional fees - CFO and secretary	102,000	98,506	304,706
Professional fees - audit and reviews	23,500	20,000	65,500
Professional fees - foreign	-	120,174	150,342
General and administrative expenses	8,028	26,918	135,847
Impairment charges	900,865	639,813	1,557,607
	1,154,393	1,025,411	2,574,002

Loss from operations	(1,224,573)	(1,165,091)	(2,788,008)

Other (income) expenses:
Gain from sale of marketable securities	(10,030)	-	(10,030)
Interest income	(2)	(727)	(2,447)
Interest expense	-	-	359
Interest expense - related parties	58,507	72,895	167,752
	48,475	72,168	155,634

Loss before income taxes	(1,273,048)	(1,237,259)	(2,943,642)

Provision for income taxes	-	-	1,600

Net loss	$(1,273,048)	$(1,237,259)	$(2,945,242)

Net loss per common share -
basic and diluted	$(0.06)	$(0.06)

Weighted common shares outstanding -
basic and diluted	22,680,000	22,680,000

See accompanying notes to the consolidated financial statements.
F-3

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from June 19, 2006 (inception) through December 31, 2010

				Deficit	Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-in	during the	Equity
	Shares	Amount	Capital	Exploration Stage	(Deficit)

Balance, June 19, 2006 (inception)	-	$-	$-	$-	$-

Common stock issued for cash	20,000,000	2,000	(1,900)		100
Common stock issued for cash	600,000	60	29,940		30,000
Net loss				(27,397)	(27,397)
Balance, December 31, 2006	20,600,000	2,060	28,040	(27,397)	2,703

Common stock issued for cash	480,000	48	23,952		24,000
Capital contribution			3,000		3,000
Common stock issued for cash	800,000	80	499,920		500,000
Interest contribution			6,076		6,076
Net loss				(61,124)	(61,124)
Balance, December 31, 2007	21,880,000	2,188	560,988	(88,521)	474,655

Common stock issued for cash	800,000	80	999,920		1,000,000
Salary contribution			120,000		120,000
Interest contribution			30,274		30,274
Net loss				(346,414)	(346,414)
Balance, December 31, 2008	22,680,000	2,268	1,711,182	(434,935)	1,278,515

Sales price over cost of oil and gas
properties sold to majority stockholder			147,675		147,675
Salary contribution			120,000		120,000
Interest contribution			72,895		72,895
Net loss				(1,237,259)	(1,237,259)
Balance, December 31, 2009	22,680,000	2,268	2,051,752	(1,672,194)	381,826

Gain on the exchange of TAMO common
stock for cancellation of notes			49,000		49,000
Salary contribution			120,000		120,000
Interest contribution			58,507		58,507
Net loss				(1,273,048)	(1,273,048)
Balance, December 31, 2010	22,680,000	$2,268	$2,279,259	$(2,945,242)	$(663,715)

See accompanying notes to the consolidated financial statements.
F-4

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			June 19, 2006
	Year Ended December		(inception) through
	2010	2009	December 31, 2010

Cash flows from operating activities:
Net loss	$(1,273,048)	$(1,237,259)	$(2,945,242)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	30,000	22,500	57,321
Impairment charge	900,865	639,813	1,557,607
Salary contribution	120,000	120,000	360,000
Interest contribution	58,507	72,895	167,752
Changes in operating assets and liabilities:
Revenue receivables	21,516	9,488	(2,958)
Accrued expenses	(15,921)	(38,019)	17,377
Net cash used in operating activities	(158,081)	(410,582)	(788,143)

Cash flows from investing activities:
Proceeds from sale of marketable securities	5,000	-	5,000
Acquisition of oil and gas properties	-	(569,411)	(1,682,996)
Proceeds from sale of oil and gas properties	-	96,551	96,551
Purchase of equipment	-	-	(18,000)
Net cash provided by (used in) investing activities	5,000	(472,860)	(1,599,445)

Cash flows from financing activities:
Proceeds from notes payable to majority stockholder	143,975	365,917	949,892
Repayment of notes payable to majority stockholder	-	-	(90,000)
Proceeds from sale of common stock	-	-	1,557,100
Net cash provided by financing activities	143,975	365,917	2,416,992

Net change in cash	(9,106)	(517,525)	29,404
Cash at beginning of period	38,510	556,035	-
Cash at end of period	$29,404	$38,510	$29,404

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$359	$359
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of noncash investing and
financing activities:
Forgiveness of debt by a stockholder	$-	$-	$3,000
Salary contribution	$120,000	$120,000	$360,000
Interest contribution	$58,507	$72,895	$167,752
Exchange of $294,000 of marketable securities, $245,000
cost basis to Soladino Investments SA, an entity owned
by the president for cancellation of $294,000 of notes	$294,000	$-	$294,000
Acquisition of undeveloped oil and gas properties
from majority stockholder for notes	$-	$583,823	$967,881
Sale of $448,876 of oil and gas properties to
Soladino Investments SA for cancellation of
$500,000 of notes and cash payment of $96,551	$-	$(500,000)	$(500,000)

See accompanying notes to the consolidated financial statements.
F-5

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Petrocorp Inc., an exploration stage company, was incorporated on June 19, 2006 under the laws of the State of Delaware.  On September 20, 2007, the Company entered the oil and gas exploration and production business with the acquisition of three separate farm-out agreements from James Fitzsimons.  Mr. Fitzsimons also purchased 17,800,000 shares of the Company’s common stock from certain shareholders for $454,000.  Mr. Fitzsimons was elected a director of the Company.

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

The consolidated financial statements include the accounts of Petrocorp Inc. and its wholly-owned subsidiaries: Petrocorp (Oklahoma) Inc., Union Energy (Alaska) LLC (collectively, “Petrocorp” or the “Company”). Mac Oil SpA is included through November 30, 2009.  All intercompany accounts and transactions have been eliminated.

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

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities

The Company accounts for marketable securities, available for sale, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”). Pursuant to Section 320-10-35, investments in debt securities that are classified as available for sale and equity securities that have readily determinable fair values that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except an available-for-sale security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 35-4.

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

The provision for depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method.  Oil is converted to natural gas equivalents, Mcf, at the rate of one barrel to six Mcf.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.  At December 31, 2010, the Company has no declared oil and gas reserves.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, revenue receivables, and accrued expenses approximate their fair values because of the short maturity of these instruments.  The Company’s marketable securities approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2010 and 2009.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between thirty (30) and ninety (90) days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to the purchaser.  At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.

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

Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is anti-dilutive.  The Company had no potentially dilutive securities for the years ended December 31, 2010 or 2009.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.      Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.     Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.      Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.      Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements,, the Company had a deficit accumulated during the exploration stage of $2,945,242 at December 31, 2010, a net loss of $1,273,048 and net cash used in operating activities of $158,081 for the year then ended.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate measurable revenues, the Company’s cash position may not be sufficient to support its daily operations.  Management intends to raise additional capital through sales of its securities or loans from its majority stockholder.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan, generate sufficient revenues and raise additional capital.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

Note 4 - Marketable Securities

Marketable securities available-for-sale, consisted of 1,000,000 common shares of Tamm Oil and Gas Corp. (“TAMO”), a publicly traded company listed on the Over the Counter Bulletin Board (“OTCBB”), and are stated at market value based on the most recently traded price of these marketable securities at December 31, 2009 taking into consideration their lack of liquidity.  On June 12, 2009, the Company exchanged its membership interest in Union Energy (Alberta) LLC, a Colorado limited liability company, that owned eight contiguous sections (5,120 acres) of oil sands leases in the Peace River Oil Sands Area of northern Alberta, Canada for the 1,000,000 common shares, restricted for six (6) months from the date of signing, pursuant to the Agreement and Plan of Reorganization executed by and between TAMO and the Company.  The Company acquired these oil sands leases in May 2008 for $250,000.  Pursuant to Section 320-10-25 of the FASB Accounting Standards Codification unrealized gains and losses, if any, determined by the difference between the historical cost of $250,000 and the market value at each balance sheet date, are recorded as a component of accumulated other comprehensive income in stockholders’ equity (deficit) and realized gains and losses are determined by the difference between the historical cost of $250,000 and the gross proceeds received when these marketable securities are sold.

TAMO’s shares traded between $0.56 per share and $1.05 per share with an average daily volume of 274,000 shares for the period June 12, 2009 through December 31, 2009, with the closing price at $0.645 per share and a volume of 86,000 shares on December 31, 2009.  The market value of the Company’s 1,000,000 TAMO’s shares at December 31, 2009 would have been $645,000 based on TAMO’s December 31, 2009 closing price.  The Company determined that the fair value of these marketable securities at December 31, 2009, was $250,000, its historical cost when taking into consideration the lack of average trading volume.

In February 2010, the Company sold 20,000 shares of TAMO for $15,030 or $.75 per share, resulted in a gain of $10,030 from the sale of those marketable securities.  On June 4, 2010, the Company exchanged the remaining 980,000 shares of TAMO shares with a cost basis of $245,000 with Soladino Investments SA for cancellation of $294,000 of notes.  The quoted offer price was $.25 per share and the Company exchanged those shares at $.30 per share with Soladino Investments SA, an entity owned and controlled by the majority stockholder of the Company and recorded the resulting gain of $49,000 as a capital contribution.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

Note 5 - Oil and Gas Properties

Leasehold Acreage

The Company owns interests in oil and gas acreage in the locations set forth below as of December 31, 2010 and 2009.  These ownership interests generally take the form of working interests in oil and gas leases that have varying terms.

	December 31, 2010		December 31, 2009
	Gross	Net	Gross	Net

Alaska	24,280	24,280	24,280	24,280
Oklahoma	4,209	2,968	7,204	4,929
Total	31,484	29,209	31,484	29,209

Leasehold Acreage Costs

The Company has capitalized leasehold acreage costs (geological, acquisition, drilling and work over costs), net of impairment charges and accumulated depletion, depreciation and amortization, in unproven oil and natural gas acreage in the locations set forth below:

	December 31,
	2010	2009

Alaska (1)	$194,800	$442,086
Oklahoma (2)	76,450	760,029
Total	$271,250	$1,202,115

(1)     The 2010 Alaska oil and gas leasehold costs are net of a $247,286 impairment charge.

(2)     The 2010 Oklahoma oil and gas leasehold costs are net of a $653,579 impairment charge and accumulated depletion, depreciation and amortization of $30,000.  The 2009 oil and gas leasehold costs are net of $885,445 in acquisitions, a $639,813 impairment charge and accumulated depletion, depreciation and amortization of $26,250.

2010 Detailed Leasehold Acreage Costs

The following table summarizes the Company’s oil and gas property activities for the year ended December 31, 2010:

		2010 Activities
				Properties
	Balance at	Leasehold	Well	Exchanged	Impairment			Balance at
	12/31/2009	Costs	Costs	or Sold	Charge	Depletion		12/31/2010

Alaska	$442,086	$	$	$	$(247,286)	$		$194,800

Oklahoma (by prospect)
Snake Creek	112,933				(52,949)			59,984
Spanish Peak	89,524				(45,998)			43,525
Coal Creek	583,823				(554,632)			29,191
Accumulated depletion	(26,250)						(30,000)	(56,250)
Oklahoma, net	760,029	-	-	-	(653,579)		(30,000)	76,450

Total oil and gas properties	$1,202,115	$-	$-	$-	$(900,865)		$(30,000)	$271,250

Oil and Gas Drilling Activity

The Company owns working interests in five (5) gross producing oil wells and seven (7) gross producing gas wells at December 31, 2010.  Of the five (5) gross producing oil wells two (2) were dual completions (oil and gas).  At December 31, 2010, the Company had no wells in progress and there are no declared reserves.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

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

On March 31, 2009, the Company purchased 171oil and gas leases totaling 3,827 gross (2,666 net) acres in Okfuskee and Okmulgee Counties, Oklahoma from CH4 Energy, Inc., a company controlled by Soladino at a cost of $583,823.  The Company reimbursed Soladino for its historic costs (acreage) by issuing a secured, non-interest bearing note, payable on demand for $583,823 and assumed responsibility for all further costs.

On November 30, 2009, Soladino cancelled $500,000 of the Company’s notes in Soladino’s acquisition of Mac Oil SpA and its foreign oil and gas leases in Quebec, Canada.

On June 4, 2010, the Company exchanged the remaining 980,000 shares of Tamm Oil and Gas Corp. shares with a cost basis of $245,000 with Soladino Investments SA for cancellation of $294,000 of notes.

Soladino loaned the Company $282,094 in 2009 ($182,094 in August and $100,000 in October) and $143,975 in 2010 ($64,010 in July, $29,965 in August and $50,000 in December).  The notes are secured, non-interest bearing and payable on demand.  At December 31, 2010, the Company has $949,950 in secured, non-interest bearing notes (four), payable on demand with Soladino.

During the years ended December 31, 2010 and 2009, the Company imputed interest expense related to these notes of $58,507 and $72,895, respectively.  Interest was imputed at an implied rate of 6% per annum and the amounts were recorded as capital contributions by the Company.

Note 7 - Stockholders’ Equity (Deficit)

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

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

Note 8 - Income Taxes

Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for federal income tax purposes of $1,387,635 exclusive of $1,557,607 impairment charge that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $471,800 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $471,800.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $115,100 and $260,900 for the years ended December 31, 2010 and 2009, respectively.

The components of net deferred tax assets - noncurrent at December 31, 2010 and 2009 are:

	2010	2009

Expected income tax benefit from NOL carry-forwards	$471,800	$356,700
Less valuation allowance	(471,800)	(356,700)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes follows:

	For the Year Ended
	December 31,
	2010	2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on NOL carry-forwards	(34.0)	(34.0)
Effective income tax rate	0%	0%

Note 9 - Related Party Transactions

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

On November 30, 2009, the Company sold $448,876 of its oil and gas properties to Soladino for $596,551.  The purchase price was paid by (i) cancellation of $500,000 of its notes to Soladino and (ii) a cash payment of $96,551.  The oil and gas properties were in Quebec, Canada and its wholly owned subsidiary Mac Oil SpA.  The Company recorded the $147,675 gain as a capital contribution.

On June 4, 2010, the Company exchanged $294,000 of Tamm Oil and Gas Corp. shares (980,000 shares) with a cost basis of $245,000 with Soladino for cancellation of $294,000 of notes.  The quoted offer price was $.25 per share and the Company valued these shares at $.30 per share.  The Company recorded the $49,000 gain as a capital contribution.

Soladino loaned the Company $282,094 in 2009 ($182,094 in August and $100,000 in October) and $143,975 in 2010 ($64,010 in July, $29,965 in August and $50,000 in December).  The notes are secured, non-interest bearing and payable on demand.

The Company was provided management services by its president, Mr. Fitzsimons during 2010 and 2009 at no cost.  The Company recorded the $120,000 estimated annual value of these services as compensation expense and as a capital contribution.

PETROCORP INC.

(An Exploration Stage Company)

December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

Note 10 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date, December 31, 2010, through the date when the financial statements were issued to determine if they must be reported.  Management of the Company has determined that there are no reportable subsequent events to be disclosed.