Form 10-Q
period 2011-03-31
Petrocorp Inc
filed 2011-05-16
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
OR
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,680,000 shares of common stock, par value $.0001 per share, as of April 30, 2011.

PETROCORP INC.

REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$29,750	$29,404
Revenue receivables	902	2,958
Total current assets	30,652	32,362

Oil and gas properties (successful efforts method):
Unproved acreage	327,500	327,500
Less depletion, depreciation and amortization	(61,250)	(56,250)
	266,250	271,250

Total assets	$296,902	$303,612

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$26,500	$17,377
Notes payable to majority stockholder	949,950	949,950
Total current liabilities	976,450	967,327

Stockholders' deficit:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares
authorized; 22,680,000 shares issued and outstanding	2,268	2,268
Additional paid-in capital	2,323,509	2,279,259
Deficit accumulated during the exploration stage	(3,005,325)	(2,945,242)
	(679,548)	(663,715)

Total liabilities and stockholders' deficit	$296,902	$303,612

See accompanying notes to the consolidated financial statements.
3

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

			June 19, 2006
			(inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011

Revenues earned during the exploration stage	$34,795	$30,910	$239,205

Cost of revenues during the exploration stage:
Oil and gas operating costs	16,660	22,560	194,736
Exploration costs	-	5,920	169,374
Depletion, depreciation and amortization	5,000	7,500	61,250
Production taxes	2,505	2,225	17,221
	24,165	38,205	442,581

Gross profit (loss)	10,630	(7,295)	(203,376)

Operating expenses:
Salary - president and majority stockholder	30,000	30,000	390,000
Professional fees - chief financial officer and secretary	25,500	25,500	330,206
Professional fees - audit and reviews	-	6,000	65,500
Professional fees - foreign	-	-	150,342
General and administrative expenses	963	6,782	136,810
Impairment charges	-	-	1,557,607
	56,463	68,282	2,630,465

Loss from operations	(45,833)	(75,577)	(2,833,841)

Other (income) expenses:
Gain from sale of marketable securities	-	(10,030)	(10,030)
Interest income	-	(1)	(2,447)
Interest expense	-	-	359
Interest expense - related parties	14,250	16,500	182,002
	14,250	6,469	169,884

Loss before income taxes	(60,083)	(82,046)	(3,003,725)

Provision for income taxes	-	-	1,600

Net loss	$(60,083)	$(82,046)	$(3,005,325)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)

Weighted common shares outstanding -
basic and diluted	22,680,000	22,680,000

See accompanying notes to the consolidated financial statements.
4

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			June 19, 2006
			(inception) to
	March 31,		March 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(60,083)	$(82,046)	$(3,005,325)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion, depreciation and amortization	5,000	7,500	62,321
Impairment charges	-	-	1,557,607
Salary contribution	30,000	30,000	390,000
Interest contribution	14,250	16,500	182,002
Changes in operating assets and liabilities:
Revenue receivables	2,056	20,271	(902)
Accrued expenses	9,123	(8,298)	26,500
Net cash provided by (used in) operating activities	346	(16,073)	(787,797)

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	5,000	5,000
Acquisition of oil and gas properties	-	-	(1,682,996)
Proceeds from sale of oil and gas properties	-	-	96,551
Purchase of equipment	-	-	(18,000)
Net cash provided by (used in) investing activities	-	5,000	(1,599,445)

Cash flows from financing activities:
Proceeds from notes payable to majority stockholder	-	-	949,892
Repayment of notes payable to majority stockholder	-	-	(90,000)
Proceeds from sale of common stock	-	-	1,557,100
Net cash provided by financing activities	-	-	2,416,992

Net change in cash	346	(11,073)	29,750

Cash at beginning of period	29,404	38,510	-
Cash at end of period	$29,750	$27,437	$29,750

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$359
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of noncash investing and
financing activities:
Forgiveness of debt by a stockholder	$-	$-	$3,000
Salary contribution	$30,000	$30,000	$390,000
Interest contribution	$14,250	$16,500	$182,002
Exchange of $294,000 of marketable securities, $245,000
cost basis to Soladino Investments SA, an entity owned
by the president for cancellation of $294,000 of notes	$-	$-	$294,000
Acquisition of undeveloped oil and gas properties
from majority stockholder for notes	$-	$-	$967,881
Sale of $448,876 of oil and gas properties to
Soladino Investments SA for cancellation of
$500,000 of notes and cash payment of $96,551	$-	$-	$(500,000)

See accompanying notes to the consolidated financial statements.
5

PETROCORP INC.

(An Exploration Stage Company)

March 31, 2011 and 2010

Notes to the Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the "SEC") on April 15, 2011.

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

3.  Related Party Transactions

At March 31, 2011, the Company has $949,950 in secured, non-interest bearing notes (four), payable on demand with its majority stockholder, Soladino Investments SA.

During the three month period ended March 31, 2011 the Company recorded interest expense of $14,250.  Interest is computed at an implied rate of 6% and this amount was recorded as a capital contribution by the stockholder to the Company.

The Company was provided management services by its president, Mr. Fitzsimons during the quarter at no cost.  The Company recorded the $30,000 estimated value of these services as compensation expense and credit the same as a capital contribution.

 PETROCORP INC.

(An Exploration Stage Company)

March 31, 2011 and 2010

Notes to the Consolidated Financial Statements

(Unaudited)

4.  Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  Management of the Company has determined that there are no reportable subsequent events to be disclosed.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

References to “Company”, “we” or “us” refer to Petrocorp Inc., unless the context requires otherwise.

Forward Looking Statements

The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Form 10-K as of December 31, 2010.  This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

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

Results of Operations

For the quarter ended March 31, 2011, we had revenues of $34,795, oil and gas operating costs of $16,660 and incurred a loss of $60,083, as compared to revenues of $30,910, operating costs of $22,560 and a loss of $82,046 in 2010.  During the 2011 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $25,500, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $31,500 for the 2010 quarter.  Also during the 2011 quarter, the Company paid general and administrative expenses of $963, as compared to $6,782 for the 2010 quarter.  Interest expense of $14,250 was computed on the majority stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of March 31, 2011, we had cash of $29,750 and negative working capital of $945,798.  Our net cash provided by financing activities from June 19, 2006 (inception) to March 31, 2011 was $2,416,992.

At March 31, 2011, the Company has $949,950 in notes (four) payable to Soladino Investments SA.  The notes are secured by the Company’s oil and gas leases, are non interest bearing and payable upon demand.

We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock or loans from our majority stockholder.  We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no current revenue generating activities that give rise to significant assumptions or estimates.  Our most critical accounting policies relate to the accounting and disclosure of related party transactions.  Our financial statements filed as part of our December 31, 2010 Annual Report on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

● ● ●

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2011, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2011.

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

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not currently a party to any legal proceedings.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

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

                                                                                            PETROCORP INC.

Date: May 16, 2011

                                                                                    By:    /s/ James Fitzsimons

         James Fitzsimons

         CEO and President