Form 10-Q
period 2011-06-30
Petrocorp Inc
filed 2011-08-18
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
OR
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,680,000 shares of common stock, par value $.0001 per share, as of July 31, 2011.

PETROCORP INC.

REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$32,705	$29,404
Revenue receivables	-	2,958
Total current assets	32,705	32,362

Oil and gas properties (successful efforts method):
Unproved acreage	327,500	327,500
Less depletion, depreciation and amortization	(66,250)	(56,250)
	261,250	271,250

Total assets	$293,955	$303,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$22,055	$17,377
Notes payable to majority stockholder	999,950	949,950
Total current liabilities	1,022,005	967,327

Stockholders’ deficit:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares authorized; 22,680,000 shares issued and outstanding	2,268	2,268
Additional paid-in capital	2,368,008	2,279,259
Deficit accumulated during the exploration stage	(3,098,326)	(2,945,242)
	(728,050)	(663,715)

Total liabilities and stockholders’ deficit	$293,955	$303,612

See accompanying notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		June 19, 2006 (inception) to June 30,
	2011	2010	2011	2010	2011

Revenues earned during the exploration stage	$19,866	$30,859	$54,661	$61,769	$259,071

Cost of revenues earned during the exploration stage:
Oil and gas operating costs	19,004	15,070	35,664	37,630	213,740
Exploration costs	-	10,446	-	16,363	169,374
Depletion, depreciation and amortization	5,000	7,500	10,000	15,000	66,250
Production taxes	1,430	2,222	3,935	4,447	18,651
	25,434	35,238	49,599	73,440	468,015

Gross profit (loss)	(5,568)	(4,379)	5,062	(11,671)	(208,944)

Operating expenses:
Salary - president and majority stockholder	30,000	30,000	60,000	60,000	420,000
Professional fees - CFO and secretary	25,500	25,500	51,000	51,000	355,706
Professional fees - audit and reviews	15,000	12,500	15,000	18,500	80,500
Professional fees - foreign	-	-	-	-	150,342
General and administrative expenses	2,434	8,035	3,397	14,817	139,244
Impairment charges	-	-	-	-	1,557,607
	72,934	76,035	129,397	144,317	2,703,399

Loss from operations	(78,502)	(80,414)	(124,335)	(155,988)	(2,912,343)

Other (income) expenses:
Gain from sale of marketable securities	-	-	-	(10,030)	(10,030)
Interest income	-	-	-	(1)	(2,447)
Interest expense	-	-	-	-	359
Interest expense - related parties	14,499	15,435	28,749	31,935	196,501
	14,499	15,435	28,749	21,904	184,383

Loss before income taxes	(93,001)	(95,849)	(153,084)	(177,892)	(3,096,726)

Provision for income taxes	-	-	-	-	1,600

Net loss	$(93,001)	$(95,849)	$(153,084)	$(177,892)	$(3,098,326)

Net loss per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	22,680,000	22,680,000	22,680,000	22,680,000

See accompanying notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		June 19, 2006 (inception) to June 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(153,084)	$(177,892)	$(3,098,326)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	10,000	15,000	67,321
Impairment charges			1,557,607
Salary contribution	60,000	60,000	420,000
Interest contribution	28,749	31,935	196,501
Changes in operating assets and liabilities:
Revenue receivables	2,958	20,857	-
Accrued expenses	4,678	17,335	22,055
Net cash used in operating activities	(46,699)	(32,765)	(834,842)

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	5,000	5,000
Acquisition of oil and gas properties	-	-	(1,682,996)
Proceeds from sale of oil and gas properties	-	-	96,551
Purchase of equipment	-	-	(18,000)
Net cash provided by (used in) investing activities	-	5,000	(1,599,445)

Cash flows from financing activities:
Proceeds from notes payable to majority stockholder	50,000	-	999,892
Repayment of notes payable to majority stockholder	-	-	(90,000)
Proceeds from sale of common stock	-	-	1,557,100
Net cash provided by financing activities	50,000	-	2,466,992

Net change in cash	3,301	(27,765)	32,705

Cash at beginning of period	29,404	38,510	-
Cash at end of period	$32,705	$10,745	$32,705

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$359
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of noncash investing and
financing activities:
Forgiveness of debt by a stockholder	$-	$-	$3,000
Salary contribution	$60,000	$60,000	$420,000
Interest contribution	$28,749	$31,935	$196,501
Exchange of $294,000 of marketable securities with cost basis of
$245,000 to Soladino Investments SA, an entity owned by
its president for cancellation of $294,000 of notes	$-	$245,000	$245,000
Acquisition of unproved oil and gas properties from
the majority stockholder for notes	$-	$-	$967,881
Sale of $448,876 of oil and gas properties to
Soladino Investments SA for cancellation of
$500,000 of notes and cash payment of $96,551	$-	$-	$(500,000)

See accompanying notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

June 30, 2011 and 2010

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2011.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.   These reclassifications had no effect on reported losses.

Note 2.  Exploration Stage Company

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

PETROCORP INC.

(An Exploration Stage Company)

June 30, 2011 and 2010

Notes to the Consolidated Financial Statements (Unaudited)

Note 3.  Related Party Transactions

On May 31, 2011, Soladino Investments SA (“Soladino”) loaned the Company $50,000.  The note is secured, payable on demand and non-interest bearing.  At June 30, 2011, the Company has $999,950 in secured, non-interest bearing notes (five), payable on demand with its majority stockholder, Soladino.

During the three and six month period ended June 30, 2011 the Company recorded interest expense of $14,499 and $28,749, respectively.  Interest is computed at an implied rate of 6% and this amount was recorded as a capital contribution by the stockholder to the Company.

The Company was provided management services by its president, Mr. Fitzsimons during the quarter at no cost.  The Company recorded the $30,000 and $60,000 estimated value of these services as compensation expense and credited the same as a capital contribution, respectively for the three and six months ended June 30, 2011 and 2010.

Note 4.  Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  Management of the Company has determined that there are certain reportable subsequent events to be disclosed as follows:

On July 21, 2011, Soladino Investments SA loaned the Company $25,000.  The note is secured, non-interest bearing and payable on demand.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

For the quarter ended June 30, 2011, we had revenues of $19,866, oil and gas operating costs of $19,004 and incurred a loss of $93,001, as compared to revenues of $30,859, operating costs of $15,070 and a loss of $95,849 in 2010.  During the 2011 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $40,500, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $38,000 for the 2010 quarter.  Also during the 2011 quarter, the Company paid general and administrative expenses of $2,434, as compared to $8,035 for the 2010 quarter.  Interest expense of $14,499 was computed on the majority stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

During the six months ended June 30, 2010, we incurred a net loss of $153,084 compared to a net loss of $177,892 for the 2010 period.  During the six months ended June 30, 2011, the Company paid compensation and professional fees of $126,000, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $129,500 for the 2010 period.  Also during the six months ended June 30, 2011, the Company paid general and administrative expenses of $14,817, as compared to $14,817 for the 2010 period.  During the six months ended June 30, 2010 interest expense of $28,749 was computed on the officer/stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the period.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of June 30, 2011, we had cash of $32,705 and negative working capital of $989,300.  Our net cash provided by financing activities from June 19, 2006 (inception) to June 30, 2011 was $2,466,992.

At June 30, 2011, the Company has $999,950 in notes (five) payable to Soladino Investments SA.  The notes are secured by the Company’s oil and gas leases, are non interest bearing and payable upon demand.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2011, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2011.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

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

                                                                                            PETROCORP INC.

Date: August 15, 2011

                                                                                    By:  /s/ James Fitzsimons

         James Fitzsimons

         CEO and President