Form 10-Q
period 2011-09-30
Petrocorp Inc
filed 2011-11-18
CIK 1393044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
OR
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,680,000 shares of common stock, par value $.0001 per share, as of October 31, 2011.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$9,350	$29,404
Revenue receivables	-	2,958
Receivable from sale of oil and gas properties	95,295	-
Total current assets	104,645	32,362

Oil and gas properties (successful efforts method):
Unproved acreage	203,014	327,500
Less depletion, depreciation and amortization	(71,250)	(56,250)
	131,764	271,250

Total assets	$236,409	$303,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$32,858	$17,377
Notes payable to majority stockholder	1,024,950	949,950
Total current liabilities	1,057,808	967,327

Stockholders’ deficit:
Preferred stock; $.0001 par value; 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares
authorized; 22,680,000 shares issued and outstanding	2,268	2,268
Additional paid-in capital	2,413,295	2,279,259
Deficit accumulated during the exploration stage	(3,236,962)	(2,945,242)
	(821,399)	(663,715)

Total liabilities and stockholders’ deficit	$236,409	$303,612

See accompanying notes to the consolidated financial statements.

PETROCORP INC
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

					June 19, 2006
					(inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2011	2010	2011	2010	2011

Revenues earned during the exploration stage	$24,632	$25,527	$79,293	$87,296	$283,703

Cost of revenues earned during the exploration stage:
Oil and gas operating costs	15,109	17,857	50,773	55,487	228,849
Exploration costs	36,700	50,674	36,700	67,037	206,074
Depletion, depreciation and amortization	5,000	7,500	15,000	22,500	71,250
Production taxes	1,773	1,837	5,708	6,284	20,424
	58,582	77,868	108,181	151,308	526,597

Gross profit (loss)	(33,950)	(52,341)	(28,888)	(64,012)	(242,894)

Operating expenses:
Salary - president and majority stockholder	30,000	30,000	90,000	90,000	450,000
Professional fees - CFO and secretary	25,500	25,500	76,500	76,500	381,206
Professional fees - audit and reviews	2,500	2,500	17,500	21,000	83,000
Professional fees - foreign					150,342
General and administrative expenses	2,209	(8,146)	5,606	6,671	141,453
Impairment charges	29,191		29,191		1,586,798
	89,400	49,854	218,797	194,171	2,792,799

Loss from operations	(123,350)	(102,195)	(247,685)	(258,183)	(3,035,693)

Other (income) expenses:
Gain from sale of marketable securities				(10,030)	(10,030)
Interest income	(1)		(1)	(1)	(2,448)
Interest expense					359
Interest expense - related parties	15,287	13,073	44,036	45,008	211,788
	15,286	13,073	44,035	34,977	199,669

Loss before income taxes	(138,636)	(115,268)	(291,720)	(293,160)	(3,235,362)

Income tax provision	-	-	-	-	1,600

Net loss	$(138,636)	$(115,268)	$(291,720)	$(293,160)	$(3,236,962)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	22,680,000	22,680,000	22,680,000	22,680,000

See accompanying notes to the consolidated financial statements.

PETROCORP INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			June 19, 2006
			(inception) to
	Nine Months Ended September 30,		September 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(291,720)	$(293,160)	$(3,236,962)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion, depreciation and amortization	15,000	22,500	72,321
Impairment charges	29,191		1,586,798
Salary contribution	90,000	90,000	450,000
Interest contribution	44,036	45,008	211,788
Changes in operating assets and liabilities:
Revenue receivables	2,958	18,373	-
Receivable from sale of oil and gas properties	(95,295)		(95,259)
Accrued expenses	15,481	(3,110)	32,858
Net cash used in operating activities	(190,349)	(120,389)	(978,456)

Cash flows from investing activities:
Proceeds from sale of marketable securities		5,000	5,000
Acquisition of oil and gas properties			(1,682,996)
Proceeds from sale of oil and gas properties	95,295		191,846
Purchase of equipment			(18,000)
Net cash provided by (used in) investing activities	95,295	5,000	(1,504,150)

Cash flows from financing activities:
Proceeds from notes payable to majority stockholder	75,000	93,975	1,024,892
Repayment of notes payable to majority stockholder			(90,000)
Proceeds from sale of common stock			1,557,100
Net cash provided by financing activities	75,000	93,975	2,491,992

Net change in cash	(20,054)	(21,414)	9,386

Cash at beginning of period	29,404	38,510	-
Cash at end of period	$9,350	$17,096	$9,386

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$359
Income taxes paid	$-	$-	$-

Noncash investing and financing activities:
Receivable from sale of oil and gas properties	$95,295	$-	$95,295
Forgiveness of debt by a stockholder	$-	$-	$3,000
Salary contribution	$90,000	$90,000	$450,000
Interest contribution	$44,036	$45,008	$211,788
Exchange of $294,000 of marketable securities with a cost basis of $245,000 to Soladino Investments SA, an entity owned by
our president for cancellation of $294,000 of notes	$-	$245,000	$245,000
Acquisition of unproved oil and gas properties from
the majority stockholder for notes	$-	$-	$967,881
Sale of $448,876 of oil and gas properties to
Soladino Investments SA for cancellation of
$500,000 of notes and cash payment of $96,551	$-	$-	$(500,000)

See accompanying notes to the consolidated financial statements.

PETROCORP INC.

(An Exploration Stage Company)

September 30, 2011 and 2010

Notes to the Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2011.

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

3. Sale of Oil and Gas Assets

On August 29, 2011, the Company’s subsidiary, Union Energy (Alaska), LLC (“Union”), sold an 81.25% net revenue interest in its East Kurupa Gas Field Prospect Leases to Auxillium Alaska, Inc. (“Auxilium”) for $95,295 and payment of the current years delay rentals.  The $95,295 is due November 27, 2011 or the leases revert back to Union.  Union retains a 6.25% overriding royalty interest.

PETROCORP INC.

(An Exploration Stage Company)

September 30, 2011 and 2010

Notes to the Consolidated Financial Statements (Unaudited)

4.  Related Party Transactions

Soladino Investments SA (“Soladino”) loaned the Company $50,000 in May 2011 and $25,000 in July or $75,000 in aggregate.  The notes are secured, payable on demand and non-interest bearing.  At September 30, 2011, the Company has $1,024,950 in secured, non-interest bearing notes (six), payable on demand with its majority stockholder, Soladino.

During the nine months ended September 30, 2011 and 2010, the Company recorded interest expense of $44,036 and $45,008 respectively.  Interest is computed at an implied rate of 6% and these amounts were recorded as a capital contributions by the stockholder to the Company.

The Company was provided management services by its president, Mr. Fitzsimons at no cost.  The Company recorded the $90,000 for the estimated value over the respective nine month periods as compensation expense and credited the same as a capital contribution, each for the nine months ended September 30, 2011 and 2010.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

For the quarter ended September 30, 2011, we had revenues of $24,632, oil and gas operating costs of $15,109 and incurred a loss of $138,636, as compared to revenues of $25,527, operating costs of $17,857 and a loss of $115,268 in 2010.  During the 2011 quarter, the Company paid compensation to its President of $30,000 which was recorded as a capital contribution by the Company and professional fees of $28,000, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $28,000 for the 2010 quarter.  Also during the 2011 quarter, the Company paid general and administrative expenses of $2,209, as compared to $(8,146) for the 2010 quarter.  Interest expense of $15,287 was computed on the majority stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the quarter.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, we incurred a net loss of $291,720 compared to a net loss of $293,160 for the 2010 period.  During the nine months ended September 30, 2011, the Company paid compensation and professional fees of $184,000, which related primarily to the development of the Company’s business plan and costs associated with being a public company, as compared to $187,500 for the 2010 period.  Also during the nine months ended September 30, 2011, the Company paid general and administrative expenses of $5,606, as compared to $6,671 for the 2010 period.  During the nine months ended September 30, 2011 interest expense of $44,036 was computed on the officer/stockholder loans at an implied rate of 6% and this amount was recorded as a capital contribution by the Company during the period.

Liquidity and Capital Resources

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.  As of September 30, 2011, we had cash of $9,350 and negative working capital of $953,163.  Our net cash provided by financing activities from June 19, 2006 (inception) to September 30, 2011 was $2,419,992.

At September 30, 2011, the Company has $1,024,950 in notes (six) payable to Soladino Investments SA.  The notes are secured by the Company’s oil and gas leases, are non-interest bearing and payable upon demand.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2011, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2011.

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

                                                                                            PETROCORP INC.

Date: November 16, 2011

                                                                                    By:  /s/ James Fitzsimons

         James Fitzsimons

         CEO and President